Form 10-Q
period 2012-05-31
NORSTRA ENERGY INC
filed 2012-08-24
CIK 1548261

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended May 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-168037


                              NORSTRA ENERGY, INC.
                       (Name of registrant in its charter)

            Nevada                                              27-1833279
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification Number)

                              #10-1019 17th Ave SW
                         Calgary Alberta T2T 0A7, Canada
                                 P 403-612-4130
                    (Address of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-1 (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                    Outstanding as of August 24, 2012
      -----                                    --------------------------------
Common Stock, $0.001                                      68,513,100

                               NORSTRA ENERGY INC.

                                    FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3
             Condensed Balance Sheets                                         3
             Condensed Statements of Operations                               4
             Condensed Statements of Cash Flows                               5
             Notes to unaudited Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         11

Item 4.   Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 1A.  Risk Factors                                                       12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3    Defaults Upon Senior Securities                                    12

Item 4.   Mine Safety Disclosures                                            12

Item 5.   Other Information                                                  12

Item 6.   Exhibits                                                           12

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets

                                                                     May 31, 2012        February 29, 2012
                                                                     ------------        -----------------
                                                                      (unaudited)
CURRENT ASSETS
  Cash                                                                 $    187              $    177
                                                                       --------              --------
      TOTAL CURRENT ASSETS                                                  187                   177
                                                                       --------              --------
OTHER ASSETS
  Oil and gas properties, unproved (full cost method)                    19,064                19,064
  Total Other Assets                                                     19,064                19,064
                                                                       --------              --------

      TOTAL ASSETS                                                     $ 19,251              $ 19,241
                                                                       ========              ========
CURRENT LIABILITIES
  Shareholder Loans                                                    $  6,774              $     --
                                                                       --------              --------
      TOTAL CURRENT LIABILITIES                                           6,774                    --
                                                                       --------              --------
LONG TERM LIABILITIES
  Asset retirement obligation                                             4,558                 4,392
                                                                       --------              --------

      TOTAL LIABILITIES                                                  11,332                 4,392
                                                                       --------              --------
STOCKHOLDERS' EQUITY
  Common stock; 150,000,000 shares authorized at $0.001 par value,
   40,513,100 shares issued and outstanding                              40,513                40,513
  Stock subscriptions receivable                                         (5,000)               (5,000)
  Additional paid-in capital                                            (19,032)              (19,032)
  Deficit accumulated during the exploration stage                       (8,562)               (1,632)
                                                                       --------              --------
      TOTAL STOCKHOLDERS' EQUITY                                          7,919                14,850
                                                                       --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 19,251              $ 19,241
                                                                       ========              ========


          The accompanying notes are an integral part of the condensed unaudited financial statements.

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                Period from
                                                    For the Three        For the Three        November 12, 2010
                                                    Months ended         Months ended      (Date of Inception) to
                                                    May 31, 2012         May 31, 2011           May 31, 2012
                                                    ------------         ------------           ------------
REVENUE                                             $         --         $         --           $         --

OPERATING EXPENSES
  General and administrative                               6,764                   --                  7,988
  Accretion expense                                          166                   --                    494
                                                    ------------         ------------           ------------
      Total Operating Expense                              6,390                   --                  8,562
                                                    ------------         ------------           ------------
LOSS FROM OPERATIONS                                      (6,930)                  --                 (8,482)

OTHER EXPENSES
  Interest Expense                                            --                   --                     --
                                                    ------------         ------------           ------------
      Total Other Expense                                     --                   --                     80
                                                    ------------         ------------           ------------

NET LOSS BEFORE INCOME TAXES                              (6,930)                  --                 (8,562)

PROVISION FOR INCOME TAXES                                    --                   --                     --
                                                    ------------         ------------           ------------

NET LOSS                                            $     (6,930)        $         --           $     (8,562)
                                                    ============         ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                    40,513,100                                          --
                                                    ------------         ------------

NET LOSS PER SHARE - BASIC AND DILUTED              $     (0.00)         $      (0.00)
                                                    ------------         ------------


          The accompanying notes are an integral part of the condensed unaudited financial statements.

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                         Period from
                                                                 For the Three      For the Three      November 12, 2010
                                                                 Months ended       Months ended    (Date of Inception) to
                                                                 May 31, 2012       May 31, 2011         May 31, 2012
                                                                 ------------       ------------         ------------
OPERATING ACTIVITIES
  Net loss for the period                                          $ (6,930)          $     --             $ (8,562)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Expenses paid on the Company's behalf by a related party         6,774                 --               12,999
     Accretion expense - oil and gas property                           166                 --                  494
                                                                   --------           --------             --------
Net Cash  Provided by Operating Activities                               10                 --                4,931
                                                                   --------           --------             --------
INVESTING ACTIVITIES
  Purchase of oil and gas leases                                         --                 --              (15,000)
                                                                   --------           --------             --------
Net Cash Used in Investing Activities                                    --                 --              (15,000)
                                                                   --------           --------             --------
FINANCING ACTIVITIES
  Proceeds from the sale of common stock                                 --                 --               10,256
                                                                   --------           --------             --------
Net Cash Provided by Financing Activities                                --                 --               10,256
                                                                   --------           --------             --------

Net Increase in Cash and Cash Equivalents                                10                 --                  187

Cash and Cash Equivalents - Beginning                                   177                 --                   --
                                                                   --------           --------             --------

Cash and Cash Equivalents - Ending                                 $    187           $     --             $    187
                                                                   ========           ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $     --           $     --             $     --
  Cash paid for income taxes                                       $     --           $     --             $     --

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Capitalized asset retirement obligations                         $     --           $     --             $  4,064
  Common stock issued for debt                                     $     --           $     --             $  5,000
  Common stock issued for stock subscriptions receivable           $     --           $     --             $  5,000

          The accompanying notes are an integral part of the condensed unaudited financial statements.

                               NORSTRA ENERGY INC.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
                       May 31, 2012 and February 29, 2012


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NORSTRA ENERGY INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on November 12, 2010. The Company is in the exploration stage as defined under Accounting Standards Codification ("ASC 915") and it intends to engage in the exploration and development of oil and gas properties.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 12, 2010 through May 31, 2012 the Company has accumulated losses of $8,562.

On March 30, 2012, the Company approved a 2:1 forward split of the Company's stock. Following this split, the Company's authorized capital increased to 150,000,000 common shares with a par value of $0.001 per share and the outstanding shares of the Company's capital stock increased to 40,513,100. The effect of this forward split has been retroactively applied to the common stock balances at February 29, 2012, and reflected in all common stock activity reflected in these financial statements since that time.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

Basic and Diluted Net Earnings per Share (EPS) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At May 31, 2012 and 2011, no such potentially dilutive shares were issued or outstanding.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                               NORSTRA ENERGY INC.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
                       May 31, 2012 and February 29, 2012


2. GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. STOCKHOLDERS' EQUITY

During the period ended May 31, 2012, the Company increased its authorized capital from 75,000,000 common shares to 150,000,000 common shares with a par value of $0.001 per share. The Company also authorized a stock split on a one
(1) old for two (2) new basis., leaving a total of shares issued and outstanding as of May 31, 2012 of 40,513,100 shares.

In February 2012, the Company issued 20,513,000 post-split shares of common stock (10,256,500 pre-split) for cash proceeds of $10,257. During the same month, the Company also issued 10,000,000 post-split shares of common stock (5,000,000 pre-split) for debt of $5,000 and 10,000,000 shares of post-split common stock (5,000,000 pre-split) for stock subscriptions receivable of $5,000.

4. RELATED PARTY TRANSACTIONS

On February 23, 2012, an officer and director loaned the Company $5,000. On February 25, 2012 the company issued 10,000,000 shares of common stock in extinguishment of the shareholder liability at $0.0005 per share.

During the three months ended May 31, 2012, an officer and director of the Company paid operating expenses on behalf of the Company amounting to $6,774. The resulting shareholder payable is unsecured, due on demand and is non-interest bearing.

5. OIL AND GAS LEASES

On February 1, 2011, the Company entered into an agreement with an unrelated third-party entity to purchase a 100% working interest and an 80% net revenue interest in an oil and gas lease in Reno County, Kansas. As consideration for the purchase, the Company paid $15,000 in cash. The Company has not incurred any exploration or development costs in connection with this lease.

6. SUBSEQUENT EVENTS

In July 2012, the Company authorized the issuance of 28,000,000 shares of common stock to multiple investors at a price of $0.001 per share, for total cash proceeds of $28,000.

In accordance with ASC 855-10, the Company's management has reviewed all material events and there are no additional material subsequent events to report.

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated under the name Norstra Energy, Inc. in the State of Nevada on November 12, 2010. We are a development-stage company and we have no revenues and minimal assets. As a result we have incurred losses since inception.

We have not implemented our business plan as of this date. We have focused our limited managerial and financial capacity almost entirely on the efforts needed to undertake an ongoing S-1 offering. If the Offering is successful, we intend to seek sponsorship from a FINRA-registered broker-dealer and apply for quotation on the OTC Bulletin Board. In order to be quoted on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. There is no assurance that such an application will be filed. Even if we do obtain sponsorship of a market maker there is no guarantee that an application will be filed or our stock will become quoted or a market for our common stock will develop.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to NORSTRA ENERGY INC.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of May 31, 2012 we have no revenues, have minimal assets and have incurred losses since inception.

We intend to commence operations in the business of online health and sport supplement marketing, sales and distribution to the Canadian market with possible expansion into international markets in the future. To date, the only operations we have engaged in are the development of a business plan, purchase of trial supplements and initial website development.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (November 12, 2010) through May 31, 2012, the Company has accumulated losses of $8,562.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED MAY 31, 2012 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2011 AND THE PERIOD FROM INCEPTION (NOVEMBER 12, 2010) TO MAY 31, 2012.

Our net loss for the three-months ended May 31, 2012 was approximately ($6,930) compared to a net loss of ($-0-) during the three months ended May 31, 2011. During the three-months ended May 31, 2012 and 2010, we did not generate any revenue. Net loss during the period from inception (November 12, 2010) to May 31, 2012 was ($8,562).

During the three-months ended May 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $6,930 compared to $-0- during the three months ended May 31, 2011. General and administrative expenses incurred during the three-month period ended May 31, 2012 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (November 12, 2010) to May 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $8,562.

Our net loss during the three-months ended May 31, 2012 and 2010 was ($6,930) or ($0.00) per share and ($-0-) or ($0.00), respectively. The weighted average number of shares outstanding was 40,513,100 for the three-month period ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED MAY 31, 2012

As at the three-months ended May 31, 2012, our current assets were $187 and our total current liabilities were $6,774, which resulted in a working capital of ($6,587). As at the three-months ended May 31, 2012, current assets were comprised of $187 in cash compared to $177 in current assets at February 29, 2012. At the three-months ended May 31, 2012, current liabilities were comprised of $6,774 in advances from director. Long term liabilities were comprised of $4,558 in asset retirement obligations.

Stockholders' equity decreased from $14,850 as of February 29, 2012 to $7,919 as of May 31, 2012 due to a 2 for 1 reverse stock split that was authorized during the quarter.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended May 31, 2012, net cash flows provided by operating activities was $10 consisting of a net loss of $6,930 which was offset by expenses paid on behalf of the Company of $6,774 and accretion expense of $166. Net cash flows used in operating activities was $-0- during the three months ended May 31, 2011. Net cash flows provided by operating activities was $4,931 for the period from inception (November 12, 2010) to May 31, 2012 consisting of a net loss of $8,562 which was offset by expenses paid on behalf of the Company of $12,999 and accretion expense of $464.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors (operating expenses paid on behalf of the Company by directors) or the issuance of equity and debt instruments. For the three-months ended May 31, 2012 and 2011, we generated $-0- from financing activities. For the period from inception on November 12, 2010 through May 31, 2012, net cash provided by financing activities was $10,256 due to the issuance of 20,513,100 common shares pursuant to the Company's S-1 offering.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (November 12, 2010) to May 31, 2012, Dallas Kerkenezov our Chief Executive Officer and a director, advanced us $6,774. The advances are non-interest bearing and payable upon demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 12 2012, our registration statement on Form S-1 became effective. 60,000,000 common shares were registered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORSTRA ENERGY INC.

Dated: August 24, 2012
                                       By: /s/ Dallas Kerkenezov
                                           -------------------------------------
                                           Dallas Kerkenezov, President,
                                           Chief Financial Officer, Director