Form 10-Q
period 2012-08-31
NORSTRA ENERGY INC
filed 2012-10-12
CIK 1548261

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2012

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

                                 414 Manor Road
                               Laredo Texas, 78041
                              1-888-474-8077 (TEL)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-1 (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                    Outstanding as of August 31, 2012
      -----                                    ---------------------------------
Common Stock, $0.001                                       69,763,100

                               NORSTRA ENERGY INC.

                                    FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3
             Condensed Balance Sheets                                         3
             Condensed Statements of Operations                               4
             Condensed Statements of Cash Flows                               5
             Notes to condensed Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         11

Item 4.   Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3    Defaults Upon Senior Securities                                    12

Item 4.   Mine Safety Disclosures                                            12

Item 5.   Other Information                                                  12

Item 6.   Exhibits                                                           12

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets

                                                                    August 31, 2012      February 29, 2012
                                                                    ---------------      -----------------
                                                                      (unaudited)
CURRENT ASSETS
  Cash                                                                  $ 25,694             $    177
                                                                        --------             --------

      TOTAL CURRENT ASSETS                                                25,694                  177
                                                                        --------             --------
OTHER ASSETS
  Oil and gas properties, unproved (full cost method)                     19,064               19,064
                                                                        --------             --------

      TOTAL OTHER ASSETS                                                  19,064               19,064
                                                                        --------             --------

      TOTAL ASSETS                                                      $ 44,758             $ 19,241
                                                                        ========             ========

CURRENT LIABILITIES
  Accounts Payable                                                      $  1,250             $     --
  Shareholder Loans                                                        8,274                   --
                                                                        --------             --------

      TOTAL CURRENT LIABILITIES                                            9,524                   --
                                                                        --------             --------
LONG TERM LIABILITIES
  Asset retirement obligation                                              4,725                4,392
                                                                        --------             --------

      TOTAL LIABILITIES                                                 $ 14,249             $  4,392
                                                                        ========             ========

STOCKHOLDERS' EQUITY
  Common stock; 150,000,000 shares authorized at $0.001 par value,
   69,763,100 shares issued and outstanding                             $ 69,763             $ 40,513
  Stock subscriptions receivable                                              --               (5,000)
  Additional paid-in capital                                             (19,032)             (19,032)
  Deficit accumulated during the exploration stage                       (20,222)              (1,632)
                                                                        --------             --------

      TOTAL STOCKHOLDERS' EQUITY                                          30,509               14,849
                                                                        --------             --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 44,758             $ 19,241
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

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                 Period from
                                                   For the Three          For the Six          November 12, 2010
                                                   Months ended           Months ended      (Date of Inception) to
                                                  August 31, 2012        August 31, 2012        August 31, 2012
                                                  ---------------        ---------------        ---------------
REVENUE                                            $         --           $         --           $         --

OPERATING EXPENSES
  General and administrative                             11,492                 18,257                 19,483
  Accretion expense                                         168                    333                    661
                                                   ------------           ------------           ------------
      Total Operating Expense                            11,660                 18,590                 20,142
                                                   ------------           ------------           ------------

LOSS FROM OPERATIONS                                    (11,660)               (18,590)               (20,142)

OTHER EXPENSES
  Interest Expense                                           --                     --                     80
                                                   ------------           ------------           ------------
      Total Other Expense                                    --                     --                    (80)
                                                   ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                            (11,660)               (18,590)               (20,222)

PROVISION FOR INCOME TAXES                                   --                     --                     --
                                                   ------------           ------------           ------------

NET LOSS                                           $    (11,660)          $    (18,590)          $    (20,222)
                                                   ============           ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                   50,765,817             45,611,749
                                                   ------------           ------------

NET LOSS PER SHARE - BASIC AND DILUTED             $      (0.00)          $      (0.00)
                                                   ------------           ------------

               The accompanying notes are an integral part of the
                   condensed unaudited financial statements.

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                         Period from
                                                                  For the Six          November 12, 2010
                                                                  Months ended      (Date of Inception) to
                                                                 August 31, 2012        August 31, 2012
                                                                 ---------------        ---------------
OPERATING ACTIVITIES
  Net loss for the period                                           $(18,590)              $(20,222)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Expenses paid on the Company's behalf by a related party          6,774                  7,998
  Accretion expense - oil and gas property                               333                    661
     Changes in Operating Assets and Liabilities:
     Accounts payable                                                  1,250                  1,250
                                                                    --------               --------
Net Cash Used in Operating Activities                                (10,233)               (10,313)
                                                                    --------               --------
INVESTING ACTIVITIES
  Purchase of oil and gas leases                                          --                (15,000)
                                                                    --------               --------
Net Cash Used in Investing Activities                                     --                (15,000)
                                                                    --------               --------
FINANCING ACTIVITIES
  Proceeds from related party loans                                    1,500                  6,500
  Proceeds from subscription receivable                                5,000                  5,000
  Proceeds from the sale of common stock                              29,250                 39,507
                                                                    --------               --------
Net Cash Provided by Financing Activities                             35,750                 51,007
                                                                    --------               --------

Net Increase in Cash and Cash Equivalents                             25,517                 25,694

Cash and Cash Equivalents - Beginning                                    177                     --
                                                                    --------               --------

Cash and Cash Equivalents - Ending                                  $ 25,694               $ 25,694
                                                                    ========               ========
Supplemental Cash Flow Information:
  Cash paid for interest                                            $     --               $     --
  Cash paid for income taxes                                        $     --               $     --

Non-cash Financing and Investing Activities:
  Capitalized asset retirement obligations                          $     --               $  4,064
  Common stock issued for debt                                      $     --               $  5,000


               The accompanying notes are an integral part of the
                   condensed unaudited financial statements.

                               NORSTRA ENERGY INC.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
                      August 31, 2012 and February 29, 2012


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

Earnings per Share

Basic and Diluted Net Earnings per Share (EPS) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At August 31, 2012 and 2011, no such potentially dilutive shares were issued or outstanding.

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

                               NORSTRA ENERGY INC.
                          (A Development Stage Company)
                   Notes To The Condensed Financial Statements
                      August 31, 2012 and February 29, 2012


3. STOCKHOLDERS' EQUITY

During the period ended August 31, 2012, the Company increased its authorized capital from 75,000,000 common shares to 150,000,000 common shares with a par value of $0.001 per share. The Company also authorized a stock split on a one
(1) old for two (2) new basis, leaving a total of shares issued and outstanding as of August 31, 2012 of 69,763,100 shares.

In February 2012, the Company issued 20,513,000 post-split shares of common stock (10,256,500 pre-split) for cash proceeds of $10,257. During the same month, the Company also issued 10,000,000 post-split shares of common stock (5,000,000 pre-split) for debt of $5,000 and 10,000,000 shares of post-split common stock (5,000,000 pre-split) for stock subscriptions receivable of $5,000. In August 2012 the payment was received for the subscriptions receivable. In July and August of 2012 29,250,000 post-split shares were issued at a price of $0.001 for cash proceeds of $29,250.

4. RELATED PARTY TRANSACTIONS

On February 23, 2012, an officer and director loaned the Company $5,000. On February 25, 2012 the company issued 10,000,000 shares of common stock in extinguishment of the shareholder liability at $0.0005 per share.

During the six months ended August 31, 2012, an officer and director of the Company paid operating expenses on behalf of the Company amounting to $6,774. The same officer and director also loaned the Company $1,500. The resulting shareholder payable is unsecured, due on demand and is non-interest bearing.

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

6. SUBSEQUENT EVENTS

Since August 31, 2012 5,000,000 shares have been issued at $0.001 per share for a total proceeds of $5,000.

In accordance with ASC 855-10, the Company's management has reviewed all material events and there are no additional material subsequent events to report.

                           FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "August," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what August occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of August 31, 2012 we have no revenues, have minimal assets and have incurred losses since inception.

We intend to engage in the exploration and development of oil and gas properties.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (November 12, 2010) through August 31, 2012, the Company has accumulated losses of $20,222.

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

SIX MONTH PERIOD ENDED AUGUST 31, 2012 COMPARED TO THE SIX MONTHS ENDED AUGUST 31, 2011 AND THE PERIOD FROM INCEPTION (NOVEMBER 12, 2010) TO AUGUST 31, 2012.

Our net loss for the six-months ended August 31, 2012 was approximately ($18,590) compared to a net loss of ($-0-) during the six months ended August 31, 2011. During the six-months ended August 31, 2012 and 2010, we did not generate any revenue. Net loss during the period from inception (November 12, 2010) to August 31, 2012 was ($20,222).

During the six-months ended August 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $18,257 compared to $-0- during the six months ended August 31, 2011. General and administrative expenses incurred during the six-month period ended August 31, 2012 and 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (November 12, 2010) to August 31, 2012, we incurred general and administrative, consulting, and professional expenses of approximately $19,483.

Our net loss during the six-months ended August 31, 2012 and 2011 was ($18,590) or ($0.00) per share and ($-0-) or ($0.00), respectively. The weighted average number of shares outstanding was 45,611,749 for the six-month period ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED AUGUST 31, 2012

As at the six-months ended August 31, 2012, our current assets were $25,694 and our total current liabilities were $9,524 which resulted in a working capital of $16,170 As at the six-months ended August 31, 2012, current assets were comprised of $25,694 in cash compared to $177 in current assets at February 29, 2012. At the six-months ended August 31, 2012, current liabilities were comprised of $8,274 in advances from director. Long term liabilities were comprised of $4,725 in asset retirement obligations and $1,250 in accounts payable from professional fees.

Stockholders' equity increased from $14,849 as of February 29, 2012 to $30,509 as of August 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended August 31, 2012, net cash flows used in operating activities was ($10,233) consisting of a net loss of $18,590 and was offset by an accretion expense of $333, expenses paid on behalf of the company by a related party of $6,774, and accounts payable of $1,250. Net cash flows used in operating activities was ($10,313) for the period from inception (November 12, 2010) to August 31, 2012 consisting of a net loss of $20,222 which was offset by accretion expenses of $661, expenses paid on behalf of the company by a related party of $7,998 and accounts payable of $1,250.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors (operating expenses paid on behalf of the Company by directors) or the issuance of equity and debt instruments. For the six-months ended August 31, 2012, we generated $35,750 from financing activities. For the period from inception (November 12, 2010) through August 31, 2012, net cash provided by financing activities was $51,007, largely due to the issuance of 69,763,100 common shares pursuant to the Company's S-1 offering.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing August not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we August not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

 As of the date of this Quarterly Report, we have a material commitment. During the period from inception (November 12, 2010) to August 31, 2012, Dallas Kerkenezov our Chief Executive Officer and a director, advanced us $9,499. The advances are non-interest bearing and payable upon demand.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that August impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD").

INTEREST RATE

Any future loans will relate mainly to trade payables and will be mainly short-term. However our debt August be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-months ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101   Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORSTRA ENERGY INC.

Dated: October 12, 2012
                                       By: /s/ Dallas Kerkenezov
                                           -------------------------------------
                                           Dallas Kerkenezov, President,
                                           Chief Financial Officer, Director