Form 10-Q/A
period 2012-08-31
NORSTRA ENERGY INC
filed 2012-10-15
CIK 1548261

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

101*  Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* Filed previously

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORSTRA ENERGY INC.

Dated: October 15, 2012
                                       By: /s/ Dallas Kerkenezov
                                           -------------------------------------
                                           Dallas Kerkenezov, President,
                                           Chief Financial Officer, Director