Form 10-Q
period 2012-11-30
NORSTRA ENERGY INC
filed 2013-01-14
CIK 1548261

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-181042


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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                  Outstanding as of November 30, 2012
      -----                                  -----------------------------------
Common Stock, $0.001                                      73,763,100

                               NORSTRA ENERGY INC.

                                    Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3
             Condensed Balance Sheets                                         3
             Condensed Statements of Operations                               4
             Condensed Statements of Cash Flows                               5
             Notes to condensed Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         11

Item 4.   Controls and Procedures                                            11

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3    Defaults Upon Senior Securities                                    12

Item 4.   Mine Safety Disclosures                                            12

Item 5.   Other Information                                                  12

Item 6.   Exhibits                                                           12

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets

                                                                          November 30,       February 29,
                                                                              2012               2012
                                                                            --------           --------
                                                                           (unaudited)
CURRENT ASSETS
  Cash                                                                      $  8,373           $    177
                                                                            --------           --------
      TOTAL CURRENT ASSETS                                                     8,373                177
                                                                            --------           --------
OTHER ASSETS
  Oil and gas properties, unproved (full cost method)                         19,064             19,064
                                                                            --------           --------
      TOTAL OTHER ASSETS                                                      19,064             19,064
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 27,437           $ 19,241
                                                                            ========           ========
CURRENT LIABILITIES
  Shareholder Loans                                                         $  8,274           $     --
                                                                            --------           --------
      TOTAL CURRENT LIABILITIES                                                8,274                 --
                                                                            --------           --------
LONG TERM LIABILITIES
  Asset retirement obligation                                                  4,892              4,392
                                                                            --------           --------

      TOTAL LIABILITIES                                                       13,166              4,392
                                                                            --------           --------
STOCKHOLDERS' EQUITY
  Common stock; 150,000,000 shares authorized at $0.001 par value,
   73,763,100 shares issued and outstanding                                   73,763             40,513
  Stock subscriptions receivable                                                  --             (5,000)
  Additional paid-in capital                                                 (19,032)           (19,032)
  Deficit accumulated during the exploration stage                           (40,460)            (1,632)
                                                                            --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                              14,271             14,850
                                                                            --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 27,437           $ 19,241
                                                                            ========           ========

                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                      For the                For the              Period from
                                                    Three Months           Nine Months         November 12, 2010
                                                       ended                  ended         (Date of Inception) to
                                                    November 30,           November 30,           November 30,
                                                       2012                   2012                   2012
                                                   ------------           ------------           ------------
REVENUE                                            $         --           $         --           $         --

OPERATING EXPENSES
  General and administrative                             15,071                 26,828                 28,053
  Professional fees                                       5,000                 11,500                 11,500
  Accretion expense                                         167                    500                    827
                                                   ------------           ------------           ------------
      Total Operating Expense                            20,238                 38,828                 40,380
                                                   ------------           ------------           ------------

LOSS FROM OPERATIONS                                    (20,238)               (38,828)               (40,380)

OTHER EXPENSES
  Interest Expense                                           --                     --                     80
                                                   ------------           ------------           ------------
      Total Other Expense                                    --                     --                     80
                                                   ------------           ------------           ------------

NET LOSS BEFORE INCOME TAXES                            (20,238)               (38,828)               (40,460)

PROVISION FOR INCOME TAXES                                   --                     --                     --
                                                   ------------           ------------           ------------

NET LOSS                                           $    (20,238)          $    (38,828)          $    (40,460)
                                                   ============           ============           ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                   73,741,122             54,945,827
                                                   ------------           ------------

NET LOSS PER SHARE - BASIC AND DILUTED             $      (0.00)          $      (0.00)
                                                   ------------           ------------


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                              NORSTRA ENERGY, INC.
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        For the              Period from
                                                                      Nine Months         November 12, 2010
                                                                         ended         (Date of Inception) to
                                                                      November 30,           November 30,
                                                                         2012                   2012
                                                                       --------               --------
OPERATING ACTIVITIES
  Net loss for the period                                              $(38,828)              $(40,460)
  Adjustments to Reconcile Net Loss to Net
   Cash Used in Operating Activities:
     Expenses paid on the Company's behalf by a related party             6,774                  7,999
     Accretion expense - oil and gas property                               500                    827
                                                                       --------               --------
Net Cash Provided by Operating Activities                               (31,554)               (31,364)
                                                                       --------               --------
INVESTING ACTIVITIES
  Purchase of oil and gas leases                                             --                (15,000)
                                                                       --------               --------
Net Cash Used in Investing Activities                                        --                (15,000)
                                                                       --------               --------
FINANCING ACTIVITIES
  Proceeds from subscriptions receivable                                  5,000                  5,000
  Proceeds from related party loans                                       1,500                  6,500
  Proceeds from the sale of common stock                                 33,250                 43,507
                                                                       --------               --------
Net Cash Provided by Financing Activities                                39,750                 55,007
                                                                       --------               --------

Net Increase in Cash and Cash Equivalents                                 8,196                  8,373
Cash and Cash Equivalents - Beginning                                       177                     --
                                                                       --------               --------

Cash and Cash Equivalents - Ending                                     $  8,373               $  8,373
                                                                       ========               ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                               $     --               $     --
  Cash paid for income taxes                                           $     --               $     --

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Capitalized asset retirement obligations                             $     --               $  4,064
  Common stock issued for debt                                         $     --               $  5,000
  Stock subscription receivable                                        $     --               $  5,000


                 The accompanying notes are an integral part of
                       the condensed financial statements.

                               NORSTRA ENERGY INC.
                         (An Exploration Stage Company)
                   Notes To The Condensed Financial Statements
                     November 30, 2012 and February 29, 2012


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

Earnings per Share

Basic and Diluted Net Earnings per Share (EPS) is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At November 30, 2012 and 2011, no such potentially dilutive shares were issued or outstanding.

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

                               NORSTRA ENERGY INC.
                         (An Exploration Stage Company)
                   Notes To The Condensed Financial Statements
                     November 30, 2012 and February 29, 2012


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

3. STOCKHOLDERS' EQUITY

During the period ended November 30, 2012, the Company increased its authorized capital from 75,000,000 common shares to 150,000,000 common shares with a par value of $0.001 per share. The Company also authorized a stock split on a one
(1) old for two (2) new basis, leaving a total of shares issued and outstanding as of November 30, 2012 of 73,763,100 shares.

In February 2012, the Company issued 20,513,000 post-split shares of common stock (10,256,500 pre-split) for cash proceeds of $10,257. During the same month, the Company also issued 10,000,000 post-split shares of common stock (5,000,000 pre-split) for debt of $5,000 and 10,000,000 shares of post-split common stock (5,000,000 pre-split) for stock subscriptions receivable of $5,000. In August 2012 the payment was received for the subscriptions receivable. In July and August of 2012 31,250,000 post-split shares were issued at a price of $0.001 for cash proceeds of $31,250. In September of 2012 2,000,000 post-split shares were issued at a price of $0.001 for cash proceeds of $2,000.

4. RELATED PARTY TRANSACTIONS

On February 23, 2012, an officer and director loaned the Company $5,000. On February 25, 2012 the company issued 10,000,000 shares of common stock in extinguishment of the shareholder liability at $0.01 per share.

During the nine months ended November 30, 2012, an officer and director of the Company paid operating expenses on behalf of the Company amounting to $6,774. The same officer and director also loaned the Company $1,500. The resulting shareholder payable is unsecured, due on demand and is non-interest bearing.

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

We have not implemented our business plan as of this date. We are pursuing sources of financing as well as additional acquisitions in the oil and gas sector at this time.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," refers to NORSTRA ENERGY INC.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") (ASC 915-10). As of November 30, 2012 we have no revenues, have minimal assets and have incurred losses since inception.

We plan on engaging in the exploration and development of oil and gas properties. We have acquired a 100% working interest in and an 80% revenue interest to approximately 40 acres of oil and gas exploration land in Reno County, Kansas which we plan to explore for oil and gas.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception (November 12, 2010) through November 30, 2012, the Company has accumulated losses of $40,460.

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

NINE MONTH PERIOD ENDED NOVEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED NOVEMBER 31, 2011 AND THE PERIOD FROM INCEPTION (NOVEMBER 12, 2010) TO NOVEMBER 30, 2012.

Our net loss for the nine months ended November 30, 2012 was approximately $38,828 compared to a net loss of $-0- during the nine months ended November 31, 2012. During the nine months ended November 30, 2012 and 2011, we did not generate any revenue. Net loss during the period from inception (November 12, 2010) to November 30, 2012 was $40,460.

During the nine months ended November 30, 2012, we incurred general and administrative and professional expenses of approximately $38,328 compared to $-0- during the nine months ended November 31, 2011. General and administrative expenses and professional fees incurred during the nine month period ended
November 30, 2012 and 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (November 12, 2010) to November 30, 2012, we incurred general and administrative and professional expenses of approximately $39,553.

Our net loss during the nine months ended November 30, 2012 and 2011 was $38,828 or a negative $0.00 per share and $-0- or a negative $0.00, respectively. The weighted average number of shares outstanding was 54,945,827 for the nine month period ended November 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED NOVEMBER 30, 2012

As at the nine months ended November 30, 2012, our current assets were $8,373 and our total current liabilities were $8,274 which resulted in a working capital of $99. As at the nine months ended November 30, 2012, current assets were comprised of $8,373 in cash compared to $177 in current assets at February 29, 2012. At the nine-months ended November 30, 2012, current liabilities were comprised of $8,274 in advances from a director. Long term liabilities were comprised of $4,892 in asset retirement obligations.

Stockholders' equity decreased from $14,850 as of February 29, 2012 to $14,271 as of November 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2012, net cash flows used in operating activities was $31,554 consisting of a net loss of $38,828 and was offset by an accretion expense of $500, expenses paid on behalf of the company by a related party of $6,774. Net cash flows used in operating activities was $31,634 for the period from inception (November 12, 2010) to November 30, 2012 consisting of a net loss of $40,460 which was offset by accretion expenses of $827, expenses paid on behalf of the company by a related party of $7,999.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the nine months ended November 30, 2012, we generated $39,750 from financing activities. For the period from inception on November 12, 2010 through November 30, 2012, net cash provided by financing activities was $55,007 due to the issuance of 63,763,100 common shares for cash pursuant to the Company's S-1 offering.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, equity and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory;
(ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing May not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we May not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have a material commitment. During the period from inception (November 12, 2010) to November 30, 2012, Dallas Kerkenezov our Chief Executive Officer and a director, advanced us $6,500, and paid $7,999 in expenses on the Company's behalf. The amounts payable are non-interest bearing, unsecured and due on demand.

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

GOING CONCERN

The independent auditors' report accompanying our February 29, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-months ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12 2012, our registration statement on Form S-1 for 60,000,000 became effective.

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

                                       NORSTRA ENERGY  INC.
Dated: January 14, 2013

                                       By: /s/ Dallas Kerkenezov
                                           -------------------------------------
                                           Dallas Kerkenezov, President,
                                           Chief Financial Officer, Director