Form 10-K
period 2013-02-28
NORSTRA ENERGY INC
filed 2013-06-07
CIK 1548261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-181042

NORSTRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1833279
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2860 Exchange Boulevard, Suite 400, South Lake TX	76092
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 474-8077

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2012, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

38,250,000 as of June 4, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “company,” “Norstra Energy,” “we,” “us” or “our” mean Norstra Energy Inc., unless otherwise indicated.

Item 1.      Business

Corporate Overview

We are an exploration stage company, incorporated in the State of Nevada on November 12, 2010 under the name Norstra Inc., as a for-profit company. Our fiscal year end is February 28. Our office is located at 2860 Exchange Boulevard, Suite 400, South Lake TX 76092. Our telephone number is 1-888-474-8077. Our website and further information about our company can be found at http://www.norstraenergy.com.

On November 18, 2011, we filed a certificate of amendment with the Nevada Secretary of State to change our name from Norstra Inc. to Norstra Energy Inc.

On March 28, 2012, we filed a certificate of change with the Nevada Secretary of State to effect a 2 new for 1 old forward split of our authorized and issued and outstanding shares of common stock such that our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 150,000,000 shares of common stock with a par value of $0.001.

Effective February 27, 2013, the Nevada Secretary of State accepted for filing a Certificate of Amendment, wherein our company amended our Articles of Incorporation to create 50,000,000 shares of preferred stock, $0.001 par value for which our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of our company.  The creation of the preferred stock was approved on February 26, 2013 by written consent by our board of directors and the holders of 54.94% of our voting securities.  Our company’s authorized capital now consists of 150,000,000 shares of common stock and 50,000,000 shares of preferred stock, all with a par value of $0.001.

Current Business

We are engaged in the exploration and development of oil and gas properties.

On February 1, 2011, we entered into an agreement with an unrelated third-party entity to purchase a 100% interest and an 80% net revenue interest in an oil and mineral lease in Reno County, Kansas. As consideration for the purchase, our company paid $15,000 in cash. Our company has not incurred any exploration or development costs in connection with this lease.  We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

Effective February 27, 2013, we entered into a secured promissory note in an aggregate principal amount of $100,000 pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC.  The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of February 27, 2015.  The principal amount of the note together with interest may be converted into shares of our common stock, at the option of Jackson Bennett, LLC, at a conversion price of $0.25 per share.

Additionally, on March 1, 2013, we entered into consulting agreements with Mr. Glen Landry, our president, chief executive officer, secretary, treasurer and director, and Mr. Dallas Kerkenezov, our chief financial officer.  Mr. Landry will receive a consulting fee of $5,000 per month and shall be issued 1,000,000 shares of our preferred stock, which will be convertible into 10,000,000 shares of our common stock upon achievement of production from the South Sun River Bakken Prospect.  Mr. Kerkenezov shall receive $500 a month for performing duties as our chief financial officer.  Both agreements have a term of 12 months.

Also on March 1, 2013, Mr. Kerkenezov, or chief financial officer and Ms. Heredia, our former director, cancelled a total of 35,513,100 shares of our common stock held by them.  Mr. Kerkenezov cancelled 27,013,100 and Ms. Heredia cancelled 8,500,000.  These shares were cancelled in order to make our company more attractive for financing, given the capital requirements of the South Sun River Bakken Prospect.

On March 12, 2013, we entered into a farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana known as the South Sun River Bakken Prospect. This property has since become our main focus. Under the terms of the farmout agreement, we are required to carry out the following expenditures in order to earn ownership of the property:

  $60,000 by April 5, 2013 for the acquisition of seismic and other exploration data;  (requirement met);
  $140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations;  (requirement met);
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2013;
  Drilling of a horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013; and
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014.

Once we complete the above obligations, we will hold a 100% interest in the property, subject to an underlying 20% burden to Summit West Oil, LLC and the State of Montana.

Effective April 5, 2013, we entered into a secured promissory note in an aggregate principal amount of $50,000 pursuant to the terms of a subscription agreement.  The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of April 5, 2015.  The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.30 per share.

Effective April 25, 2013, we entered into a secured promissory note in an aggregate principal amount of $180,000 pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC.  The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of April 25, 2015.  The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.50 per share.

We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

Markets

The availability of a ready market and the prices obtained for produced oil and gas depends on many factors, including the extent of domestic production and imports of oil and gas, the proximity and capacity of natural gas pipelines and other transportation facilities, fluctuating demand for oil and gas, the marketing of competitive fuels, and the effects of governmental regulation of oil and gas production and sales. A ready domestic market for oil and gas exists because of the presence of pipelines to transport oil and gas. The existence of an international market exists depends upon the presence of international delivery systems and political and pricing factors.

If we are successful in producing oil and gas in the future, the target customers for our oil and gas are expected to be refiners, remarketers and third party intermediaries, who either have, or have access to, consumer delivery systems. We intend to sell our oil and gas under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated at intervals ranging in frequency from daily to annually.

We have not yet adopted any specific sales and marketing plans. However, as we purchase future properties, the need to hire marketing personnel will be addressed.

Competition

The oil and gas industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior oil and gas companies, independent producers and institutional and individual investors who are actively seeking to acquire oil and gas properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of oil and gas interests is intense with many oil and gas leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the oil and gas companies with which we compete for financing and for the acquisition of oil and gas properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring oil and gas interests of merit or on exploring or developing their oil and gas properties. This advantage could enable our competitors to acquire oil and gas properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further oil and gas interests or explore and develop our current or future oil and gas properties.

We also compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior oil and gas companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their oil and gas properties or the price of the investment opportunity. In addition, we compete with both junior and senior oil and gas companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, oil and gas exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the oil and gas industry by:

•         keeping our costs low;

•         relying on the strength of our management's contacts; and

•         using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Government Regulations

GENERAL. Our exploration activities are subject to federal, state and local laws and regulations governing exploration, environmental matters, occupational health and safety, taxes, labor standards and other matters. All material licenses, permits and other authorizations currently required for our operations have been obtained or timely applied for. Compliance is often burdensome, and failure to comply carries substantial penalties. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability.

ENVIRONMENTAL MATTERS. Our operations are subject to numerous laws relating to environmental protection. These laws impose substantial penalties for any pollution resulting from our operations. We believe that our operations substantially comply with applicable environmental laws.

HAZARDOUS SUBSTANCES. The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include but are not limited to the owner or operator of the site or sites where the release occurred or was threatened and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances and for damages to natural resources. Despite the RCRA exemption that encompasses wastes directly associated with crude oil and gas production and the "petroleum exclusion" of CERCLA, we may generate or arrange for the disposal of "hazardous substances" within the meaning of CERCLA or comparable state statutes in the course of our ordinary operations. Thus, we may be responsible under CERCLA (or the state equivalents) for costs required to clean up sites where the release of a "hazardous substance" has occurred. Also, it is not uncommon for neighboring landowners and other third parties to file claims for cleanup costs as well as personal injury and property damage allegedly caused by the hazardous substances released into the environment. Thus, we may be subject to cost recovery and to some other claims as a result of our operations.

AIR. Our operations are also subject to regulation of air emissions under the Clean Air Act, comparable state and local requirements and the OCSLA. The scheduled implementation of these laws could lead to the imposition of new air pollution control requirements on our operations. Therefore, we may incur future capital expenditures to upgrade our air pollution control equipment. We do not believe that our operations would be materially affected by these requirements, nor do we expect the requirements to be any more burdensome to us than to other companies our size involved in exploration and production activities.

WATER. The Clean Water Act prohibits any discharge into waters of the United States except in strict conformance with permits issued by federal and state agencies. Failure to comply with the ongoing requirements of these laws or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions. Similarly, the Oil Pollution Act of 1990 imposes liability on "responsible parties" for the discharge or substantial threat of discharge of oil into navigable waters or adjoining shorelines. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which a facility is located. The Oil Pollution Act assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct, or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Even if applicable, the liability limits for offshore facilities require the responsible party to pay all removal costs, plus up to $75 million in other damages. Few defenses exist to the liability imposed by the Oil Pollution Act.

The Oil Pollution Act also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. The Oil Pollution Act requires parties responsible for offshore facilities to provide financial assurance in amounts that vary from $35 million to $150 million depending on a company's calculation of its "worst case" oil spill. We intend to have insurance to cover our facilities' "worst case" oil spill under the Oil Pollution Act regulations if we enter operations. As a result, we believe that we are in compliance with the Oil Pollution Act.

SAFETY AND HEALTH REGULATIONS. We are also subject to laws and regulations concerning occupational safety and health. We do not currently anticipate making substantial expenditures because of occupational safety and health laws and regulations. We cannot predict how or when these laws may be changed, or the ultimate cost of compliance with any future changes. However, we do not believe that any action taken will affect us in a way that materially differs from the way it would affect other companies in our industry.

Intellectual Property

We do not currently hold rights to any intellectual property and have not filed for copyright or trademark protection for our name or services.

Research and Development

Since our inception to the date of this annual report, we have not spent any money on research and development activities.

Employees

We are an exploration stage company and currently have no employees, other than our officers and directors who provide their services on a consulting basis.

Reports to Security Holders

We are required to file quarterly, annual and current reports, proxy statements and other information with the Securities and Exchange Commission pursuant to Section 12(b) or (g) of the Exchange Act.  The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.          Risk Factors

Risks Associated With Our Company.

Our independent auditors have issued and audit opinion for our company, which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

Our auditors have issued a going concern opinion regarding our company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such we may have to cease operations and investors could lose part or all of their investment in our company.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

There can be no assurance that we will discover oil or natural gas in any commercial quantity on our properties.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. There is competition for the acquisition of available oil and natural gas properties. Few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot discover oil or natural gas in any commercial quantity thereon, our business will fail.

Even if we are able to engage in exploration on our property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and natural gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuation of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock." The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•         Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•         Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•         Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•         Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

•         The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

We will incur ongoing costs and expenses for SEC reporting and compliance.

Going forward, our company will have ongoing SEC compliance and reporting obligations.  Such ongoing obligations will require our company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

Our directors will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our company, our directors will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Inability and unlikelihood to pay dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Prospective investors will likely need to rely on an increase in the price of our company’s stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.

Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

Our company’s principal place of business and corporate offices are located at 2860 Exchange Boulevard, Suite 400, South Lake TX 76092, our telephone number is 1-888 474-8077.  We pay rent at approximately $1,000  per month.

Reno County, Kansas Property

On February 1, 2011, we entered into an agreement with an unrelated third-party entity to purchase a 100% interest and an 80% net revenue interest in an oil and mineral lease in Reno County, Kansas. As consideration for the purchase, our company paid $15,000 in cash. Our company has not incurred any exploration or development costs in connection with this lease.  We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

On February 15, 2012, our company and Keta Oil and Gas Inc. concluded the transaction in which our company paid $15,000 to acquire 100% working interest in the oil and gas leases described as T26S R08W the E/2 NE/4 Section 30, containing 83 acres more or less, located in Reno County, State of Kansas. The purchase price was made up of $10 for the lease assignment and $14,990 as a lease bonus payment.

The lease is for a three year term with a commencement date of original acquisition of February 15, 2012 and grants our company the right to explore for potential petroleum and natural gas opportunities on the lease. The ability to renew the lease is to be renegotiated before or upon termination if our company should choose to renew the leasing rights.

LOCATION

The acreage is located in the Great Plains physiographic province of Kansas and the surface terrain consists of gently rolling plains. Ground elevations range from 1,500-1750 feet above sea level. The land is primarily used for agriculture and cattle grazing. There are no adverse environmental conditions on the surface or subsurface. There are numerous highway and county roads that allow easy access to the acreage and future well sites upon development of the play.

The Lerado Extension is within the oil and gas producing region of Central Kansas and lays along the southern flank of the Central Kansas Uplift, with a portion of the acreage falling within the Sedgwick Basin.

GEOLOGY

Across the uplift the normal inclination of strata is interrupted in places to form gently plunging anticlines, numerous closed structures and complex faulted areas. The rock strata dip into the basins with closed structures, plunging anticlines, and stratigraphic traps forming along the flanks of the uplift. Structural features, such as those mentioned above, are often associated with accumulation of hydrocarbons in the area. Stratigraphic traps formed as a result of differences or variations between or within stratified rock layers, creating a change or loss of porosity and/or permeability are also of major importance in hydrocarbon entrapment. Large amounts of oil and gas have produced on the uplift and on the flanks of this major Pre-Mississippian and Middle Pennsylvanian structural province.

The rocks of the Lansing-Kansas City Group account for approximately 23% of all the oil produced in the State of Kansas, the majority of which comes from the Central Kansas Uplift and the basins flanking the uplift. The Lansing-Kansas City zone in central Kansas is composed of interblended carbonates and shale's with occasional minor coals and sandstones. In the general vicinity of the Lerado Extension, the Lansing- Kansas City zones is between 100-225 feet of thickness. Of the dozen or so individual zones with-in the Lansing-Kansas City, several of the zones have potential to produce oil and gas from each well drilled.

EXPLORATION PROGRAM

 Since acquiring the South Sun River Bakken Prospect, we have changed our focus away from the Reno County Property.  Depending on the results of the South Sun River Bakken operations, we may abandon or renew exploration activity on the Reno County Property.

We have not recognized any revenue from our oil and gas project and do not expect to generate any revenue for at least 12 months. This property does not contain any known reserves or resources of oil or gas.

South Sun River Bakken Prospect

On March 12, 2013, we entered into a farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana known as the South Sun River Bakken Prospect. Under the terms of the farmout agreement, we are required to carry out the following expenditures in order to earn ownership of the property:

  $60,000 by April 5, 2013 for the acquisition of seismic and other exploration data;  (requirement met)
  $140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations; (requirement met)
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2013;
  Drilling of a horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013; and
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014.

Once we complete the above obligations, we will hold a 100% interest in the property, subject to an underlying 20% burden to Summit West Oil, LLC and the State of Montana.

LOCATION AND GEOLOGY

The South Sun River Bakken Prospect is an over-pressured Bakken shale resource play in Lewis & Clark County, Montana, in the developed Bakken Fairway that extends southwards from Alberta, Canada into northwest Montana.  Potential oil production is estimated throughout the literature and publications at 10-15 MMBO per square mile in areas where the Bakken is thermally mature and where the critical middle Sappington Member is between 20’-30’ thick.  It encompasses a superb land package of 10,097.99 mineral acres.  It is where the western edge of the Bakken Fairway plunges into contact with the tectonically heated Thrust Zone and where we believe the resulting thermal maturity of the Bakken offers the highest potential for oil production.

Oil generation from organically rich shale units is considered to commence at Ro=0.65%, with peak oil generation occurring at Ro=1.00% and the end of oil generation occurring when Ro >1.3%.  Ro values associated with the Bakken range from 0.6% in the east to >1.00% toward the west and south.

RESISTIVITY

There are excellent resistivity readings in the Upper and Lower Bakken members in key wells in the prospect area. The wells show excellent sections of the Bakken with resistivity readings over 400 ohms, well in excess of the minimum 35 ohms needed for possible oil production. The Middle Member of the Bakken, known as the Sappington Silt, is also well developed, with adequate porosity (3-15%) and permeability (1-20 md) for oil production.

Below are several wells in the prospect area and their Bakken section thickness and corresponding resistivity readings.

Sec.22 T17N-R6W	ARCO/Steinbach # 1	Bakken: 76'	Ohms: >2,000
Sec.32 T18N-R5W	Shell/Krone 31-32	Bakken: 70'	Ohms: 400
Sec.3-T14N-R6W	Suncor/Flesher 14603	Bakken: 52'	Ohms: 100- 300
Sec.9-T19N-R8W	Sun Exploration/JB Long # 1-9		Ohms: >200

Although resistivity values do not distinguish whether oil has been generated in situ within the shales at a given location, or has migrated into the shales, extensive Bakken core research by Schmoker and Hester (1990) has indicated that a resistivity value of greater than 35 ohm-m coincides with the onset of observable oil generation within Bakken shale.

Electric logs in the South Sun River Bakken Prospect area record resistivity readings in excess of 400 ohms, and over 2,000 ohms in certain wells. The Bakken is oil productive with as little as 35 Ohms. Currently, there is intense leasing activity in the area as many major companies are rapidly acquiring lease positions. Majors like Newfield Energy, Anschutz, Rosetta Resources and at least a dozen other companies have been extremely active in the area. Primary Petroleum and their major partner are just completing their last well of a 6 well drilling program in the South Sun River Bakken Prospect area.

Well control in the vicinity of the South Sun River Bakken Prospect displays excellent maturity in the Bakken that is superior to the above model.  The Bakken is at a depth of 6,896’ feet in the key Krone # 31-32 well drilled by Shell.  Resistivity in the Krone 31-32 well is in excess of 400 ohms, and throughout the South Sun River Bakken Prospect.

The Bakken Formation

The Bakken Shale Formation was entirely undeveloped until the oil and gas industry developed new technologies for horizontal drilling and fracking.  Since then, development of this formation throughout Montana, North Dakota, Saskatchewan and Alberta has been unprecedented.  The Bakken is America’s most immediate opportunity for a path to energy independence.

In the past 5 years the Bakken Shale has already doubled the proven oil reserves of the USA, with growing estimates of over 40 billion barrels of oil, compared to 21 billion for the rest of the country.  On November 3, 2011, a new production record was set for a Bakken well when the Whiting Petroleum Tarpon Federal # 21-4H posted an IP of 7,009 BO in a 24 hour period.  Wells with IP’s over 5,000 BOPD in the Williston Basin are no longer unusual. Currently, North Dakota has over 450,000 BO monthly production and is expected to top 1,000,000 BO by 2015. Industry experts predict that drilling will not slow until 2030, and that Bakken production will continue until 2100.

“The U.S. Geological Survey (USGS) has called the Bakken Formation the largest continuous oil accumulation it has ever assessed as much as 500 billion barrels of oil sitting untapped beneath Montana, North Dakota a potential supply of oil four times as large as that held in Saudi Arabia’s massive Ghawar region.”

In 2004, production was 278,540 barrels, and in 2007 the yield jumped to just shy of 5 million barrels. In 2011, over 180 million barrels were produced.  With more and more companies buying and developing Bakken Formation land, this trend is unlikely to stop in the coming years.

In January, 2012, Whiting Petroleum announced a $1.6 billion budget that allocates $851 million for 218 Bakken wells.  Whiting Petroleum is generally credited for the advances in fracking technology that has resulted in the huge increase oil production from Bakken wells. Whiting Petroleum produced 24.8 million BO in 2011.

Likewise, Kodiak Oil & Gas announced a 2012 budget of $550 million to drill 73 Bakken wells. Magnum Hunter will spend $200 million in 2012 on Bakken wells and expects to increase their production by 85-90%. Continental Resources invested $1.36 billion in Bakken activity 2011, has over 900,000 leased mineral acres, and completed 26 Bakken wells in the 4th quarter of 2011.

A large reason for the increase in production has been the effectiveness of drilling and extraction techniques.  Below is an example of the increasing efficiency of Bakken production.

EXPLORATION PROGRAM

Our company is interpreting and evaluating seismic data in order to render the most accurate possible graphic representation of specific portions of the South Sun River Project's subsurface geological structure.

Our company's geological team has defined three sections of its current holdings that are diagonally offsetting along the strike of the thrust sheets. There is an abundance of seismic data available on this portion of the Sun River Prospect. Several major oil companies including Arco, Shell, Occidental, and Exxon were pursuing deeper targets than the Bakken in the 1980s resulting in considerable seismic data in our area. Most of the seismic is high quality 12 fold dynamite lines and nearly all the major oil companies have made their data available through representatives.

The images that our company has already acquired, as well as additional data that it is evaluating for potential acquisition, allow our company and our geophysical consultants, R. J. Grundy & Associates, to accurately evaluate the Bakken prospect for drill sight location. With the recorded seismic "signatures" our company and our geophysicist have the tools to produce the truest possible image of the sub-surface geological structure on the South Sun River Project. Norstra has acquired 14 miles of seismic lines and plans to double its portfolio of seismic information as it extends its study to the northwest of the initial 3 sections currently under consideration for the first drill location.

Our seismic experts, R. J. Grundy & Associates, of Denver, have over 35 years of global experience in oil and gas exploration and geophysical interpretation. They have previously done historic seismic work within 2 miles of the target area which is of great value for us. The initial seismic evaluation for the first of 3 sections is near completion. The first thrust sheet west of the Krone well which was drilled by Shell Oil Company, is clearly visible. Additional review will be conducted along the strike of the sheet.

Acquisition of seismic data involves the transmission of controlled acoustic energy into the earth, and recording the energy that is reflected back from geological boundaries in the subsurface. Processing these reflections produces a synthetic image of the earth's subsurface geological structure.

Our company is finalizing the evaluation of technical data for the first drill location on its South Sun River Prospect. We received the first seismic interpretation from our geophysical team in Denver and are reviewing the proposed first drill location internally. Once we have evaluated and cross-referenced the proposed location with the actual surface conditions for the drilling operations we will send our surveying team out to stake the location and design the drilling pad.

Central to the viability of our company's South Sun River Prospect are the subsurface well logs in the area. Our company is fortunate to have acreage that is near wells that show the likelihood of commercial oil in the Bakken Oil Formation.

There are three key wells in the immediate vicinity of the first potential Norstra drill site.

  Krone #3132 drilled by Shell Oil Company. This well demonstrates those essential parameters for a commercial well in the Bakken Oil Formation. There are 24 feet of Bakken middle member present. The middle member of the Bakken Oil Formation produces most of the oil today. The reservoir rock displays a resistivity of 200 ohms suggesting oil and gas is present. The well is less than 2.5 miles away from the first proposed Norstra drill site.

  Steinbach #1 drilled by Arco. The Steinbach # 1 well is around 3,000 feet deeper than the Krone well. The same reservoir is present, but with deeper buried shales that are heated at a higher temperature resulting in higher resistivities from the generations of oil and gas. The resistivity here is over 2,000 ohms. The well is less than 5 miles south of the first proposed drill site.

  Soap Creek Cattle Co. #1331 drilled by Flying J Oil and Gas. The well is not studied much because it did not penetrate the Bakken Oil Formation. It still has some very significant information for our project. The well stopped in the middle member of the Blackleaf Oil Formation at a depth of 5,480 feet. The Bakken is perhaps 3,000 feet deeper. What is of interest is that in one of the many faults present, there is oil described by the geologist, M.K. Jones. The oil is described from 4,928 to 4,994 feet. It is in a fractured member of the Taft Hill and the oil has been biodegraded to a heavy crude due to the presence of the water in the fractures. This oil has migrated up the thrust from deeper formations. The source for the oil could be the Bakken Oil Formation. This well is less than 0.75 miles from the proposed first drillsite away. Just the fact that oil is present so close to the Company's proposed well site is extremely significant.

It is expected that a fully completed and fracked horizontal well on the South Sun River Bakken Prospect will cost approximately $5,000,000.  We currently do not have sufficient funds on hand, nor financing commitments sufficient to drill or complete a well on the property and there can be no assurance that we will be able to secure such financing.

Item 3.      Legal Proceeding

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our company's common stock is quoted on the OTC Bulletin Board under the symbol "NORX". Our stock did not begin trading until March 5, 2013.

Holders

As of June 4, 2013, there were 12 stockholders of record and an aggregate of 38,250,000 shares of our common stock were issued and outstanding.   Our common shares are issued in registered form.  The transfer agent of our company's common stock is Empire Stock Transfer, Inc. at 1859 Whitney Mesa Dr., Henderson, NV 89014.

Description of Securities

The authorized capital stock of our company consists of 150,000,000 of common stock, at $0.001 par value, and 50,000,000 shares of preferred stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended February 28, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended February 28, 2013.

During July to September 2012 we sold 33,250,000 shares at $0.01 per share for total proceeds of $33,250, under our recent S-1 Registration Statement offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended February 28, 2013.

Item 6.      Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues and have incurred $44,090 in expenses since inception through February 28, 2013.

The following table provides selected financial data about our company for the year ended February 28, 2013 and February 29, 2012.

Balance Sheet Date	02/28/13	02/29/12

Cash	$99,550	$177
Total Assets	$125,114	$19,241
Total Liabilities	$114,473	$4,392
Stockholders’ Equity	$10,641	$14,849

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended February 28, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of February 28, 2013, our company had $99,550 in cash on hand.

On March 12, 2013 our company entered into a farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana. Under the terms of the farmout agreement, we are required to carry out the following expenditures in order to earn ownership of the property:

•         $60,000 by April 5, 2013 for the acquisition of seismic and other exploration data (requirement met);

•         $140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations (requirement met);

•         Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2013;

•         Drilling of a horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013; and

•         Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014.

If we are unable to complete any phase of exploration because we do not have sufficient capital, we will cease operations until we raise more money.  If we cannot or do not raise additional capital, we will cease operations.  If we cease operations, we do not have any additional plans at this time.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We sought equity financing to provide for the capital required to implement our research and exploration phases.  We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Working Capital

	Year Ended,
	February 28, 2013		February 29, 2012

Current Assets	$106,050		$177
Current Liabilities	$9,387	$	Nil
Working Capital Deficit	$96,663		$177

Cash Flows

		Year Ended
		February 28, 2013	February 29, 2012

Cash Flows from (used in) Operating Activities		$(40,377)	$(80)
Cash Flows from (used in) Investing Activities	$	Nil	(15,000)
Cash Flows from (used in) Financing Activities		$139,750	$15,257
Net Increase (decrease) in Cash During Period		$99,373	$177

As at February 28, 2013, our company’s cash balance was $99,550 compared to $177 as at February 29, 2012 and our total assets were $125,114 compared with $19,241 as at February 29, 2012. The increase in cash was primarily due to a secured promissory note (the “Note”) in an aggregate principal amount of $100,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of February 27, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.25 per share.

As at February 28, 2013, our company had total liabilities of $114,473 compared with total liabilities of $4,392 as at February 29, 2012. The increase in total liabilities was primarily attributed to a convertible notes payable.

As at February 28, 2013, our company had a working capital of $96,663 compared with a working capital of $177 as at February 29, 2012. The increase in working capital was primarily attributed to a secured promissory note (the “Note”) in an aggregate principal amount of $100,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of February 27, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.25 per share.

Cash Flow from Operating Activities

During the year ended February 28, 2013, our company used $40,377 in cash from operating activities compared to the use of $80 of cash for operating activities during the year ended February 29, 2012. The increase in cash used for operating activities was attributed to increases in expenses paid on our company’s behalf by a related party, accretion expenses on the oil and gas property and accounts payable.

Cash Flow from Investing Activities

During the year ended February 28, 2013, our company used $Nil cash for investing activities compared to cash used in investing activities of $15,000 during the year ended February 28, 2012.

Cash Flow from Financing Activities

During the year ended February 28, 2013, our company received $139,750 in cash in financing activities primarily from proceeds from convertible notes payable and the issuance of common shares compared to cash provided by financing activities of $15,257 for the year ended February 29, 2012.

To meet our need for cash we raised $33,250 from the sale of 33,250,000 registered shares pursuant to our S-1 Registration Statement filed with the SEC, which became effective on July 12, 2012.

Our directors have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that our company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Dallas Kerkenezov, one of our officers and directors, is the only director to advance funds to our company.  As of February 28, 2013, Mr. Kerkenezov has advanced $8,274.

We received our initial funding of $20,257 through the sale of common stock to Dallas Kerkenezov, who purchased 30,513,100 shares of common stock at $0.001 in February 2012 for $10,257 and for forgiveness of a note payable for $5,000, and, 10,000,000 shares to Sasha Heredia for a $5,000 subscription receivable which was paid in August 2012.  During the year ended February 28, 2013, we issued 33,250,000 shares of common stock at $0.001, resulting in total shares issued and outstanding as of February 28, 2013 of 73,763,100. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (November 12, 2010) through the period ended February 28, 2013, reported no revenues and a net loss of $44,090.

Effective February 27, 2013, our company entered into a secured promissory note in an aggregate principal amount of $100,000 pursuant to the terms of a subscription.  The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of February 27, 2015.  The principal amount of the note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.25 per share.

Subsequent to February 28, 2013, our company entered in the following notes:

•         Effective April 5, 2013, we entered into a secured promissory note in an aggregate principal amount of $50,000 pursuant to the terms of a subscription agreement.  The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of April 5, 2015.  The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.30 per share.

•         Effective April 25, 2013, we entered into a secured promissory note in an aggregate principal amount of $180,000 pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC.  The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of April 25, 2015.  The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.50 per share.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  Our company's fiscal year end is February 28.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Our company had $99,550 and $177 of cash and cash equivalents at February 28, 2013 and February 29, 2012, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At February 28, 2013 and February 29, 2012, no potentially dilutive shares were issued or outstanding.

Oil and Gas Properties

Our company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under ASC 410 “Asset Retirement and Environmental Obligations”, are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at February 29, 2012, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.

Costs of oil and gas properties are amortized using the units of production method.

Ceiling test: Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Our company has adopted U.S. Securities and Exchange Commission (“SEC”) Release 33-8995 and the amendments to ASC 932, “Extractive Industries — Oil and Gas” (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement of operations. Such limitations are tested quarterly. As of February 28, 2013 and February 29, 2012, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to our company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on our company's present or future consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

NORSTRA ENERGY, INC.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

From Inception on November 12, 2010 through February 28, 2013

_______________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Norstra Energy, Inc.

We have audited the accompanying balance sheets of Norstra Energy, Inc. (“the Company”) as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from November 12, 2010 (date of inception) through February 28, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Norstra Energy, Inc. (“the Company”) as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from November 12, 2010 (date of inception) through February 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

June 5, 2013

Norstra Energy Inc.

(An Exploration Stage Company)

Balance Sheets

	February 28, 2013	February 29, 2012

ASSETS
Current Assets
Cash	$99,550	$177
Deposits	6,500	-
Total Current Assets	106,050	177

Other Assets
Oil and gas properties (full cost method)	19,064	19,064
Total Other Assets	19,064	19,064

TOTAL ASSETS	$125,114	$19,241

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable	$1,113	$-
Due to shareholder	8,274	-
Total Current Liabilities	9,387	-

Long Term Liabilities
Asset retirement obligation	5,059	4,392
Convertible notes payable	100,000	-
Accrued interest – note payable	27	-
Total Long Term Liabilities	105,086	4,392

TOTAL LIABILITIES	114,473	4,392

STOCKHOLDERS’ EQUITY (note 3)
Preferred stock, par value $0.001, 50,000,000 preferred shares authorized, none issued and outstanding Common Stock, par value $0.001, 150,000,000 shares authorized, 73,763,100 and 40,513,100 shares issued and outstanding, respectively	73,763	40,513
Subscriptions receivable	-	(5,000)
Additional paid-in capital	(19,032)	(19,032)
Deficit accumulated during the exploration stage	(44,090)	(1,632)
Total Stockholders’ Equity	10,641	14,849

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,114	$19,241

The accompanying notes are an integral part of these financial statements.

Norstra Energy Inc.

(An Exploration Stage Company)

Statements of Operations

	February		Cumulative From Inception (November 12, 2010) to February 28,
	28, 2013	29, 2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:

General and administrative

	27,901	80	29,206

Accretion expense

	667	327	994

Professional fees

	13,863	-	13,863
Total Operating Expenses	42,431	407	44,063

OTHER EXPENSES
Interest expense	(27)	-	(27)

NET LOSS

	$(42,458)	$(407)	$(44,090)

Basic and Diluted loss per Common Share

	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding

	59,585,703	1,275,255

The accompanying notes are an integral part of these financial statements.

Norstra Energy, Inc.

(An Exploration Stage Company)

Statements of Changes in Stockholders’ Equity

For the Period Beginning November 12, 2010 (Inception) to February 28, 2013

Common Shares

			Additional Paid-In	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance- November 12, 2010 (Inception)	-	$-	$-	$-	-	$-

Capital contribution (no shares issued), November 2010	-	-	1,225	-	-	1,225
Loss for the period	-	-	-		(1,225)	(1,225)

Balance – February 28, 2011	-	-	1,225	-	(1,225)	-

Common shares issued for cash at $0.001 per share upon conversion of debt	20,513,100	20,513	(10,257)	-	-	10,257
Common shares issued for cash at $0.001 per share	10,000,000	10,000	(5,000)	-	-	5,000
Common shares issued upon execution of subscription agreement at $0.001 per share	10,000,000	10,000	(5,000)	(5,000)	-	-
Loss for the year	-	-	-	-	(407)	(407)

Balance – February 29, 2012	40,513,100	40,513	(19,032)	(5,000)	(1,632)	14,849

Common shares issued for cash at $0.001 per share	33,250,000	33,250	-	5,000	-	38,250
Loss for the year
	-	-	-		(42,458)	(42,458)

Balance – February 28, 2013	73,763,100	$73,763	$(19,032)	$-	(44,090)	$10,641

The accompanying notes are an integral part of these financial statements.

Norstra Energy, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended February		Cumulative From Inception (November 12, 2010) to February 28,
	28, 2013	29, 2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(42,458)	$(407)	$(44,090)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid on the Company’s behalf by a related party	6,774	-	6,774
Accretion expense – oil and gas property	667	327	994
Changes in operating assets and liabilities
Deposits	(6,500)	-	(6,500)
Accounts Payable	1,113	-	1,113
Accrued interest, note payable	27	-	-
Net cash used in operating activities	(40,377)	(80)	(41,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas leases	-	(15,000)	(15,000)
Net cash provided by (used in) investing activities	-	(15,000)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related party	1,500	5,000	6,500
Proceeds from subscription receivable	5,000	-	5,000
Issuance of common stock for cash	33,250	10,257	44,731
Proceeds from convertible notes payable	100,000	-	100,027
Net cash provided by (used in) financing activities	139,750	15,257	156,258

Net increase (decrease) in cash and cash equivalents	99,373	177	99,550

Cash and cash equivalents - beginning of period	177	-	-

Cash and cash equivalents - end of period	$99,550	$177	$99,550

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities
Stock issued in exchange for forgiveness of related party debt	-	5,000	5,000
Stock subscription receivable	-	5,000	5,000
Capitalized asset retirement obligation	-	4,064	5,059

The accompanying notes are an integral part of these financials.

Norstra Energy Inc.

(An Exploration Stage Company)

Notes to Audited Financial Statements

February 28, 2013 and February 29, 2012

NOTE 1.   ORGANIZATION AND BUSINESS OPERATIONS

NORSTRA ENERGY INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 12, 2010.  The Company is in the exploration stage as defined under Accounting Standards Codification (“ASC”) 915 and it intends to engage in the exploration and development of oil and gas properties.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 12, 2010 through February 28, 2013 the Company has accumulated losses of $44,090.

On March 30, 2012, the Company approved a 2:1 forward split of the Company’s stock. Following this split, the Company’s authorized capital increased to 150,000,000 common shares with a par value of $0.001 per share and the outstanding shares of the Company’s capital stock has since increased to 73,763,100. The effect of this forward split has been retroactively applied to the common stock balances at February 29, 2012, and reflected in all common stock activity reflected in these financial statements since that time.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company's fiscal year end is February 28.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $99,550 and $177 of cash and cash equivalents at February 28, 2013 and February 29, 2012, respectively.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results could differ from those estimates.

Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260,"Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their   effect is anti-dilutive. At February 28, 2013 and February 29, 2012, no potentially dilutive shares were issued or outstanding.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

Oil and Gas Properties

The Company uses the full cost method of accounting for oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain payroll, asset retirement costs, other internal costs, and interest incurred for the purpose of finding oil and natural gas reserves, are capitalized. Internal costs that are capitalized are directly attributable to acquisition, exploration and development activities and do not include costs related to production, general corporate overhead or similar activities. Costs associated with production and general corporate activities are expensed in the period incurred. Proceeds from the sale of oil and natural gas properties are applied to reduce the capitalized costs of oil and natural gas properties unless the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized.

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under ASC 410 “Asset Retirement and Environmental Obligations”, are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at February 29, 2012, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

Revenue recognition:  Sales of oil and natural gas properties are accounted for as adjustments to the net full cost pool with no gain or loss recognized, unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves. If it is determined that the relationship is significantly altered, the corresponding gain or loss will be recognized in the statements of operations.  Costs of oil and gas properties are amortized using the units of production method.

Ceiling test: Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. The Company has adopted U.S. Securities and Exchange Commission (“SEC”) Release 33-8995 and the amendments to ASC 932, “Extractive Industries — Oil and Gas” (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement of operations. Such limitations are tested quarterly. As of February 28, 2013 and February 29, 2012, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

NOTE 3.   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at February 28, 2013, the Company had a loss from operations, for the year ended, of $42,431 an accumulated deficit of $44,090, and working capital of $96,663 and has earned no revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4.   CAPITAL STOCK

Authorized Stock

The Company has authorized 150,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

In March 2012, the Company increased its authorized capital from 75,000,000 common shares to 150,000,000 common shares with a par value of $0.001 per share.  The Company also authorized a stock split on a one (1) old for two (2) new basis retroactive to inception.

In February  2012,  the Company issued  20,513,000  post-split  shares of common stock  (10,256,500  pre-split)  for cash  proceeds of  $10,257.  During the same month,  the Company also issued 10,000,000 post-split  shares of common stock (5,000,000 pre-split) for debt of $5,000 and  10,000,000 shares of post-split common stock (5,000,000 pre-split) for stock subscriptions receivable of $5,000. In August 2012 the payment was received for the subscriptions receivable.  In July and August of 2012, 31,250,000 post-split shares were issued at a price of $0.001 for cash proceeds of $31,250.  In September of 2012, 2,000,000 post-split shares were issued at a price of $0.001 for cash proceeds of $2,000.

There were 73,763,100 and 40,513,100 common shares issued and outstanding at February 28, 2013 and February 29, 2012, respectively.

NOTE 5.   PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	February 28, 2013	February 29, 2012
Income tax expense at statutory rate	$(14,436)	$(555)
Valuation allowance	14,436	555
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	February 28, 2013	February 29, 2012
NOL Carryover	$14,991	$555
Valuation allowance	(14,991)	(555)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $44,090 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6.   DUE TO RELATED PARTY

On February 23, 2012, an officer and director loaned the Company $5,000.  On February 25, 2012 the company issued 10,000,000 post-split shares of common stock (5,000,000 pre-split) in extinguishment of the shareholder liability at $0.001 per share.

During the year ended February 28, 2013, an officer and director of the Company paid operating expenses on behalf of the Company amounting to $6,774. The same officer and director also loaned the Company $1,500.  The resulting shareholder payable balance of $8,274 and $0 at February 28, 2013 and February 29, 2012 respectively is unsecured, due on demand and is non-interest bearing.

NOTE 7.   CONVERTIBLE NOTES PAYABLE

Effective February 27, 2013, the company entered into a secured promissory note in an aggregate principal amount of $100,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of February 27, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.25 per share.

NOTE 8.   OIL AND MINERAL LEASES

On February 1, 2011, the Company entered into an agreement with an unrelated third-party entity to purchase a 100% interest and an 80% net revenue interest in an oil and mineral lease in Reno County, Kansas. As consideration for the purchase, the Company paid $15,000 in cash. The Company has not incurred any exploration or development costs in connection with this lease.

NOTE 9. ENVIROMENTAL AND OTHER CONTINGENCIES

The Company’s operations and earnings may be affected by various forms of governmental action in the United States. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company’s relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

Companies in the oil and gas industry are subject to numerous federal, state, local and regulations dealing with the environment. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury and property damage that might result.

The Company currently leases a property at which hazardous substances could have been or are being handled. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company’s control. Under existing laws the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. The Company is investigating the extent of any such liability and the availability of applicable defenses and believes costs related to these sites will not have a material adverse effect on the Company’s net income, financial condition or liquidity in a future period.

The Company’s liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to be a material amount. Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $5,059 and $4,392 for its estimated asset retirement obligations as of February 28, 2013 and February 29, 2012, respectively. The Company also recorded $667 and $327 of accretion expense related to its asset retirement obligations as of February 28, 2013 and February 29, 2012, respectively.

Changes to the asset retirement obligation were as follows:

	February 28, 2013	February 29, 2012

Balance, beginning of year	$4,392	$	---
Liabilities incurred	---		4,065
Disposal	---		---
Accretion expense	667		327
Balance, end of year	$5,059		$4,392

10. SUBSEQUENT EVENTS

On March 12, 2013 the Company entered into a farmout agreement with Summit West Oil, LLC (the “Farmout Agreement”) for approximately 10,000 acres of oil and gas exploration property in northwest Montana (the “Property”). Under the terms of the Farmout Agreement, the Company is required to carry out the following expenditures in order to earn ownership of the property:

▪  $60,000 by April 5, 2013 for the acquisition of seismic and other exploration data (paid);

▪  $140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations (paid);

▪  Drilling of a horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013;

▪  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2013; and

▪  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014.

Once the above obligations are completed, the Company will hold a 100% working interest in the Property, subject to an underlying 20% royalty burden to Summit West Oil, LLC and the state of Montana.

On March 12, 2013, the Company entered into two consulting agreements with two officers, the Company President and CEO and with the CFO.  Per the terms of the agreement, the CEO and President is to receive consulting fees of $5,000 per month and payable upon execution of the agreement, 1,000,000 shares of preferred stock, which is convertible into 10,000,000 shares of common stock upon achievement of production from a well owned by us in the state of Montana.  Per the terms of the agreement, the CFO is to receive $500 a month for services.  Both agreements have a term of 12 months or until such time as terminated by either party by providing 30 days written notice.

On March 12, 2013, a Company officer and a former director cancelled a total of 35,513,100 shares of common stock held by them.  The officer cancelled 27,013,100 and the former director cancelled 8,500,000.  These shares were cancelled in order to make our more attractive for financing, given the capital requirements of the South Sun River Bakken Prospect.

On April 5, 2013, the company entered into a secured promissory note (the “Note”) in an aggregate principal amount of $50,000 pursuant to the terms of a subscription agreement.  The Note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of April 5, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.30 per share.

On April 25, 2013, the company entered into a secured promissory note in an aggregate principal amount of $180,000 pursuant to the terms of a subscription agreement.  The Note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of April 25, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.50 per share.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures not were effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of February 28, 2013 based on the COSO framework criteria.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended February 28, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information

Effective March 1, 2013, Dallas Kerkenezov resigned as president, chief executive officer, secretary, treasurer and director of our company.  His resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.  Mr. Kerkenezov will remain as our chief financial officer.  Also on March 1, 2013, Ms. Sasha Heredia resigned as our director.

Concurrently with Mr. Kerkenezov’s and Ms. Heredia’s resignations, our company appointed Glen Landry to act as president, chief executive officer, secretary, treasurer and director of our company, effective March 1, 2013.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Glen Landry	President, Chief Executive Officer, Secretary, Treasurer and Director	63	March 1, 2013
Dallas Kerkenezov	Chief Financial Officer	34	November 12, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Glen Landry – President, Chief Executive Officer, Secretary, Treasurer and Director

Glen Landry has acted as our president, chief executive officer, secretary, treasurer and director since March 1, 2012. Glen Landry is a seasoned exploration geologist with almost 40 years of experience.  Mr. Landry received his Bachelor of Science in Geology from the University of Montana in 1974.  Since then, he has accumulated over 30 years of experience in the oil and gas industry alone.   After finishing his degree he was employed as a consulting geologist for a number of mineral as well as oil and gas exploration companies, including Johns-Manville, Westinghouse, Peter Kiewitt, Chevron and Marathon throughout Montana, Wyoming and Alaska.  During the 1980s he was president of Western Reserves, a Billings, Montana company engaged in exploration and production of oil and gas.  The company was involved in a number of successful joint ventures as well as property acquisition of over 150 wells from Texaco.  During this time he was also engaged by Occidental to undertake exploration work on claims in northwest Montana.  After resigning from Western Reserves, Mr. Landry was again active as a consulting geologist for companies such as Apache and EnCana.  Since 1997, Mr. Landry has been an independent exploration geologist and has been undertaking exploration and development work of a large number of oil and gas concessions throughout Montana.  His focus has been on underdeveloped Alberta Fairway Bakken properties as well has heavy oil reserves in northwest Montana.

We appointed Glen Landry as an officer and director of our company because of his experience in the oil and gas industry.

Dallas Kerkenezov – Chief Financial Officer

Dallas Kerkenezov has acted as our chief financial officer since November 12, 2010. Mr. Kerkenezov resigned as our president, chief executive officer, secretary, treasurer and director on March 1, 2013. Mr. Kerkenezov has spent time in both Canada and Norway in the resource exploration and production industries. Currently Mr. Kerkenezov owns his own construction company `Rom for Bygg' where his work is primarily in the oil industry with platform construction. For the summers of 2009-2011 Mr. Kerkenezov worked in the Yukon helping run staking and drilling crews for various mineral exploration companies. Prior to this time (from 2005-2011) and during the off season Mr. Kerkenezov was employed as a carpenter with Byggefirma Tunge AS.

Employment Agreements

For the year ended February 28, 2013, we had no formal employment agreements with any of our employees, directors or officers.

Subsequent to the year ended February 28, 2013, on March 1, 2013, we entered into consulting agreements with Mr. Glen Landry, our president, chief executive officer, secretary, treasurer and director, and Mr. Dallas Kerkenezov, our chief financial officer.  Mr. Landry will receive consulting fees of $5,000 per month and shall be issued 1,000,000 shares of our preferred stock, which will be convertible into 10,000,000 shares of our common stock upon achievement of production from a well owned by us in the state of Montana.  Mr. Kerkenezov shall receive $500 a month for performing duties as our chief financial officer.  Both agreements have a term of 12 months and may be terminated by either party by providing 30 days written notice.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.                  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.                  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.                  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.                  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.                  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.                  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.      honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.      full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.      compliance with applicable governmental laws, rules and regulations;

4.      the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.      accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Norstra Energy Inc., 2860 Exchange Boulevard, Suite 400, South Lake TX 76092.

Board and Committee Meetings

Our board of directors currently consists of only Mr. Glen Landry. The board held no formal meetings during the year ended February 28, 2013. As our company develops a more comprehensive board of directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of February 28, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our board of directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Glen Landry(2) President, Chief Executive Officer, Secretary, Treasurer and Director	2013 2012	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Dallas Kerkenezov(1) Chief Financial Officer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Mr. Kerkenezov was appointed as president, chief executive officer, chief financial officer, treasurer, and a director of the company on November 12, 2010. Mr. Kerkenezov resigned from all positions except chief financial officer on March 1, 2013.

(2)	Mr. Landry was appointed as president, chief executive officer, treasurer, and a director of the company on March 1, 2013.

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

On March 1, 2013, we entered into consulting agreements with Mr. Glen Landry, our president and chief executive officer, and Mr. Dallas Kerkenezov.  Mr. Landry will receive consulting fees of $5,000 per month and shall be issued 1,000,000 shares of our preferred stock, which will be convertible into 10,000,000 shares of our common stock upon achievement of production from a well owned by us in the state of Montana.  Mr. Kerkenezov shall receive $500 a month for performing duties as our chief financial officer.  Both agreements have a term of 12 months and may be terminated by either party by providing 30 days written notice.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended February 28, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended February 28, 2013.

Option Exercises and Stock Vested

During our fiscal year ended February 28, 2013 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the board of directors. The board of directors as a whole determines executive compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 4, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Glen Landry(2) 2860 Exchange Boulevard, Suite 400 South Lake TX 76092	1,000,000 preferred shares (4)	2.0% preferred shares
Dallas Kerkenezov(3) 2860 Exchange Boulevard, Suite 400 South Lake TX 76092	3,500,000 common shares Direct ownership	9.15%
Directors and Executive Officers as a Group(1)	3,500,000 common shares 1,000,000 preferred shares	9.15% common shares 2.0% preferred shares
Bank Gutenberg AG Gutenbergstrasse 10 Zurich, CH8022 Switzerland	3,662,000	9.47%
Sierra Growth Inc. Henville Building Charlestown Nevis	2,968,000	7.76%

(1)         Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 4, 2013. As of June 4, 2013, there were 38,250,000 shares of our company’s common stock issued and outstanding.

(2)         Glen Landry was appointed as president, chief executive officer, secretary, treasurer and director of our company on March 1, 2013;

(3)         Dallas. Kerkenezov was appointed as president, chief executive officer, chief financial officer, treasurer, and a director of the company on November 12, 2010.  Mr. Kerkenezov resigned from all positions except chief financial officer on March 1, 2013.

(4)         Mr. Landry holds 1,000,000 shares of our preferred stock, which will be convertible into 10,000,000 shares of our common stock upon achievement of production from a well owned by us in the state of Montana.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Glen Landry, our only director, is not an independent director as he also serves as our president, chief executive officer, secretary and treasurer.

As of February 28, 2013, our company was obligated to Dallas Kerkenezov, a former director, and current chief financial officer of our company, for a non-interest bearing demand loan with a balance of $8,274.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2013	Year Ended February 29, 2012
Audit Fees (1)	$5,750	$2,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$5,750	$2,000

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.02	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.03	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.04	Certificate of Change (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.05	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013)
(10)	Material Contracts
10.1	Oil and Gas Lease Assignment dated February 15, 2012 between our company and Keta Oil and Gas Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.2	Oil and Gas Lease dated January 15, 2012 between Harry Mark Milford and Keta Oil and Gas Inc. (incorporated by reference to our Registration Statement on Form S-1/A filed on June 28, 2012)
10.3	Subscription Agreement dated February 27, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013)
10.4	Farmout Agreement dated March 12, 2013 between our company and Summit West Oil, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)
10.5	Consulting Agreement dated March 1, 2013 between our company and Glen Landry (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)
10.6	Consulting Agreement dated March 1, 2013 between our company and Dallas Kerkenezov (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)
10.7	Subscription Agreement dated April 25, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2013)
(14)	Code of Ethics
14.1*	Code of Ethics
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended February 28, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

NORSTRA ENERGY INC.
(Registrant)

Dated: June 7, 2013	/s/ Glen Landry
Glen Landry
President, Chief Executive Officer, Secretary, Treasurer, and Director
(Principal Executive Officer)

Date: June 7, 2013	/s/ Dallas Kerkenezov
Dallas Kerkenezov
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2013	/s/ Glen Landry
Glen Landry
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)