Form 10-Q
period 2013-05-31
NORSTRA ENERGY INC
filed 2013-07-22
CIK 1548261

                                                                                                                                                    UNITED STATES

                                                                                                                      SECURITIES AND EXCHANGE COMMISSION

                                                                                                                                             Washington, D.C. 20549

                                                                                                                                                          Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			May 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-181042
NORSTRA ENERGY INC.
(Exact name of registrant as specified in its charter)
Nevada				27-1833279
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2860 Exchange Boulevard, Suite 400, South Lake TX				76092
(Address of principal executive offices)				(Zip Code)
(888) 474-8077
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
38,250,000 common shares issued and outstanding as of July 10, 2013.

NORSTRA ENERGY INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our unaudited interim financial statements for the three month period ended May 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

NORSTRA ENERGY, INC.

(An Exploration Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception on November 12, 2010 through May 31, 2013

_______________________________________

Norstra Energy Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	May 31, 2013	February 28, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$323,055	$99,550
Deposits and prepaid expenses	27,761	6,500
Total Current Assets	350,816	106,050

Other Assets
Oil and gas properties, unproved (full cost method)	219,064	19,064
Total Other Assets	219,064	19,064

TOTAL ASSETS	$569,880	$125,114

LIABILITIES AND STOCKHOLDERS’ EQUTIY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,550	$1,113
Due to shareholder	8,274	8,274
Total Current Liabilities	9,824	9,387

Long Term Liabilities
Asset retirement obligation	5,226	5,059
Convertible notes payable, net	411,259	100,000
Accrued interest – notes payable	3,819	27
Total Long Term Liabilities	420,304	105,086

TOTAL LIABILITIES	430,128	114,473

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 50,000,000 preferred shares authorized, 1,000,000 and nil shares issued and outstanding, respectively	1,000	-
Common Stock, par value $0.001, 150,000,000 shares authorized, 38,250,000 and 73,763,100 shares issued and outstanding, respectively	38,250	73,763
Additional paid-in capital	220,206	(19,032)
Deficit accumulated during the exploration stage	(119,704)	(44,090)
Total Stockholders’ Equity	139,752	10,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,880	$125,114

The accompanying notes are an integral part of these condensed financial statements.

Norstra Energy Inc.

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended May 31,		Cumulative From Inception (November 12, 2010) to May 31,
	2013	2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
General and administrative	52,787	1,514	81,993
Accretion expense	167	166	1,161
Professional fees	12,884	5,250	26,747
Total Operating Expenses	65,838	6,930	109,901

OTHER EXPENSES
Interest expense	(9,776)	-	(9,803)

NET LOSS	$(75,614)	$(6,930)	$(119,704)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Basic Weighted Average Number of Common Shares Outstanding	42,496,132	40,513,100

The accompanying notes are an integral part of these condensed financial statements.

Norstra Energy Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended May 31,		Cumulative From Inception (November 12, 2010) to May 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(75,614)	$(6,930)	$(119,704)
Adjustments to reconcile net income to cash generated by operating activities:
Expenses paid on the Company’s behalf by a related party	-	6,774	6,774
Accretion expense – oil and gas property	167	166	1,162
Share based compensation	10,000	-	10,000
Interest on beneficial conversion	5,984	-	5,984
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(21,261)	-	(27,761)
Accounts payable and accrued liabilities	437	-	1,550
Accrued interest - notes payable	3,792	-	3,819
Net cash provided by (used in) operating activities	(76,495)	10	(118,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas leases	(200,000)	-	(215,000)
Net cash provided by (used in) investing activities	(200,000)	-	(215,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related party	-	-	6,500
Proceeds from subscription receivable	-	-	5,000
Issuance of common stock for cash	-	-	44,731
Proceeds from convertible notes payable	500,000	-	600,000
Net cash provided by (used in) financing activities	500,000	-	656,231

Net increase (decrease) in cash and cash equivalents	223,505	10	323,055

Cash and cash equivalents - beginning of period	99,550	177	-

Cash and cash equivalents - end of period	$323,055	$187	$323,055

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities
Stock issued in exchange for forgiveness of related party debt	$-	$-	$5,000
Stock subscription receivable	$-	-	5,000
Capitalized asset retirement obligation	$-	$-	$5,226
Cancellation of common stock	$35,513	$-	$35,513
Beneficial conversion features on convertible notes payable	$194,725	$-	$194,725

The accompanying notes are an integral part of these condensed financials.

Norstra Energy Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

May 31, 2013

(Unaudited)

NOTE 1.      ORGANIZATION AND BUSINESS OPERATIONS

NORSTRA ENERGY INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 12, 2010.  The Company is in the exploration stage as defined under Accounting Standards Codification (“ASC”) 915 and it intends to engage in the exploration and development of oil and gas properties.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 12, 2010 through May 31, 2013 the Company has accumulated losses of $118,204.

On March 30, 2012, the Company approved a 2:1 forward split of the Company’s stock. Following this split, the Company’s authorized capital increased to 150,000,000 common shares with a par value of $0.001 per share and the outstanding shares of the Company’s capital stock has since increased to 38,250,000. The effect of this forward split has been retroactively applied to the common stock balances at February 29, 2012, and reflected in all common stock activity reflected in these financial statements since that time.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  The Company's fiscal year end is February 28.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $323,055 and $99,550 of cash and cash equivalents at May 31, 2013 and February 28, 2013, respectively.

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

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At May 31, 2013 and 2012, 6,511,837 and 0 potentially dilutive shares, respectively, were issued or outstanding.

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

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at May 31, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement of operations. Such limitations are tested quarterly. As of May 31, 2013 and February 28, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

The Company periodically assesses for impairment and no indication of impairment existed at May 31, 2013 and May 31, 2012.

The amount of capitalized costs for the Reno County, Kansas lease at May 31, 2013 and February 28, 2013 is $19,064, respectively.  The amount of capitalized costs for the South Sun River Bakken Prospect at May 31, 2013 and February 28, 2013 is $200,000 and nil, respectively.

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

NOTE 3.      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at May 31, 2013, the Company had a loss from operations, for the three months ended of $75,614, an accumulated deficit of $119,704, and working capital of $340,992 and has earned no revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital and are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4.   CAPITAL STOCK

Authorized Stock

The Company has authorized 150,000,000 common shares and 50,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Preferred Shares

On March 12, 2013 the Company issued 1,000,000 shares of preferred stock to an officer and director of the Company at a price of $0.01 as part of a consulting agreement.

There were 1,000,000 and nil preferred shares issued and outstanding at May 31, 2013 and February 28, 2013, respectively.

Common Shares

In March 2012, the Company increased its authorized capital from 75,000,000 common shares to 150,000,000 common shares with a par value of $0.001 per share.  The Company also authorized a stock split on a one (1) old for two (2) new basis retroactive to inception.

In February 2012, the Company issued 20,513,000 shares of common stock for cash proceeds of $10,257. During the same month, the Company also issued 10,000,000 shares of common stock for debt of $5,000 and 10,000,000 shares of common stock for stock subscriptions receivable of $5,000. In August 2012 the payment was received for the subscriptions receivable. In July and August of 2012, 31,250,000 shares were issued at a price of $0.001 for cash proceeds of $31,250.  In September of 2012, 2,000,000 shares were issued at a price of $0.001 for cash proceeds of $2,000.

On March 12, 2013, the Company cancelled 35,513,100 common shares of a current officer and a former director of the Company.

There were 38,250,000 and 73,763,100 common shares issued and outstanding at May 31, 2013 and February 28, 2013, respectively.

NOTE 5.      DUE TO RELATED PARTY

On February 23, 2012, an officer and director loaned the Company $5,000.  On February 25, 2012 the company issued 10,000,000 shares of common stock in extinguishment of the shareholder liability at $0.001 per share.

During the year ended February 28, 2013, an officer and director of the Company paid operating expenses on behalf of the Company amounting to $6,774. The same officer and director also loaned the Company $1,500.  The resulting shareholder payable balance of $8,274 at May 31, 2013 and February 28, 2013 respectively is unsecured, due on demand and is non-interest bearing.

NOTE 6.      CONVERTIBLE NOTES PAYABLE

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

Effective April 5, 2013, the company entered into a secured promissory note in an aggregate principal amount of $50,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of April 5, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.30 per share.  The amount of the discount upon issuance of the note was 36,667 and the amount amortized during the period ended May 31, 2013 was $2,813.

Effective April 25, 2013, the company entered into a secured promissory note in an aggregate principal amount of $180,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of April 25, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.50 per share.  The amount of the discount upon issuance of the note was 49,800 and the amount amortized during the period ended May 31, 2013 was $2,308.

Effective May 15, 2013, the company entered into a secured promissory note in an aggregate principal amount of $100,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of May 15, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.55 per share.  The amount of the discount upon issuance of the note was 49,800 and the amount amortized during the period ended May 31, 2013 was $2,308.

Effective May 29, 2013, the company entered into a secured promissory note in an aggregate principal amount of $170,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of May 29, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.60 per share.  The amount of the discount upon issuance of the note was 29,091 and the amount amortized during the period ended May 31, 2013 was $638.

NOTE 7.      OIL AND MINERAL LEASES

On February 1, 2011, the Company entered into an agreement with an unrelated third-party entity to purchase a 100% interest and an 80% net revenue interest in an oil and mineral lease in Reno County, Kansas. As consideration for the purchase, the Company paid $15,000 in cash. The Company has not incurred any exploration or development costs in connection with this lease.

On March 12, 2013, we entered into a farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana known as the South Sun River Bakken Prospect.  The Company shall have the opportunity to earn a 100% working interest and an 80% net revenue interest.  This property has since become our main focus. Under the terms of the farmout agreement, we are required to carry out the following expenditures in order to earn ownership of the property:

  $60,000 by April 5, 2013 for the acquisition of seismic and other exploration data (requirement met);
  $140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations (requirement met);
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013 (no expenditures have occurred to date);
  Drilling of a horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014 (no expenditures have occurred to date); and
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 (no expenditures have occurred to date).

NOTE 8. ENVIROMENTAL AND OTHER CONTINGENCIES

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $5,226 and $5,059 for its estimated asset retirement obligations as of May 31, 2013 and February 28, 2013, respectively. The Company also recorded $167 and $667 of accretion expense related to its asset retirement obligations as of May 31, 2013 and February 28, 2013, respectively.

Changes to the asset retirement obligation were as follows:

	May 31, 2013	February 28, 2013

Balance, beginning of period	$5059	$4,392
Liabilities incurred	---	---
Disposal	---	---
Accretion expense	167	667
Balance, end of year	$5,226	$5,059

NOTE 9. SUBSEQUENT EVENTS

On June 6, 2013, we entered into a farmout agreement with Summit West Oil, LLC, related to additional property which is an extension of and located to the west of the South Sun River where the drill site is located.

Under the terms of the farmout agreement, we are required to carry out the following expenditures in order to earn ownership of the property:

•         Exercise the lease renewal option by December 20, 2013 with full payment of all  leases;

•         Drilling of horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014 (no expenditures have occurred to date);

•         Drilling of a second horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 (no expenditures have occurred to date);

•         Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2016 (no expenditures have occurred to date).

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no additional material subsequent events to report.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Norstra Energy Inc., unless otherwise indicated.

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

Also on March 1, 2013, Mr. Kerkenezov, our chief financial officer and Ms. Heredia, our former director, cancelled a total of 35,513,100 shares of our common stock held by them. Mr. Kerkenezov cancelled 27,013,100 and Ms. Heredia cancelled 8,500,000. These shares were cancelled in order to make our company more attractive for financing, given the capital requirements of the South Sun River Bakken Prospect.

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
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013 (no expenditures have occurred to date);
  Drilling of a horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014 (no expenditures have occurred to date); and
  Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 (no expenditures have occurred to date).

Once we complete the above obligations, we will hold a 100% interest in the property, subject to an underlying 20% burden to Summit West Oil, LLC and the State of Montana.

Effective April 5, 2013, we entered into a secured promissory note in an aggregate principal amount of $50,000 pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC. The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of April 5, 2015. The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.30 per share.

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

Effective May 15, 2013, we entered into a secured promissory note in an aggregate principal amount of $100,000 pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC. The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of May 15, 2015. The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.55 per share.

Effective May 29, 2013, we entered into a secured promissory note in an aggregate principal amount of $170,000 pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC. The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of May 29, 2015. The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.60 per share. We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

On June 6, 2013, we entered into a second farmout agreement with Summit West Oil, LLC, related to additional property which is an extension of and located to the east of the first South Sun River lease block where the drillsite is located.

Under the terms of the farmout agreement, we are required to carry out the following expenditures in order to earn ownership of the property:

•         Exercise the lease renewal option by December 20, 2013 with full payment of all or some of the lease tracts;

•         Drilling of horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014 2014 (no expenditures have occurred to date);

•         Drilling of a second horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 2014 (no expenditures have occurred to date);

•         Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2016 2014 (no expenditures have occurred to date).

Once we complete the above obligations, we will hold a 100% interest in the property, subject to an underlying 20% royalty burden to Summit West, Teton Resources, and the Milford Hutterite Colony. Our company also has the option to purchase the property for 10,000,000 shares of our common stock until December 31, 2013.  Upon exercising the option all of the above drilling obligations under the farmout agreement shall be null and void.

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

We have generated no revenues and have incurred $119,704 in expenses since inception through May 31, 2013.

Three Month Period Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012 and the Period From Inception (November 12, 2010) to May 31, 2012.

	Three Months Ended May 31,
	2013	2012
General and administrative expenses	$52,787	$1,514
Accretion expense	167	166
Professional fees	12,884	5,250
Interest expense	9,776	Nil
Net Loss	$75,614	$6,930

Our net loss for the three months ended May 31, 2013 was approximately $75,614 compared to a net loss of $6,930 during the three months ended May 31, 2012.  During the three months ended May 31, 2013 and 2012, we did not generate any revenue.  Net loss during the period from inception (November 12, 2010) to May 31, 2013 was $119,704.

During the three months ended May 31, 2013, we incurred general and administrative and professional expenses of approximately $65,671 compared to $6,764 during the three months ended May 31, 2012. General and administrative expenses and professional fees incurred during the three month period ended May 31, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (November 12, 2010) to May 31, 2013, we incurred general and administrative and professional expenses of approximately $108,740.

Our net loss during the three months ended May 31, 2013 and 2012 was $0.00 per share and $0.00, respectively.  The weighted average number of shares outstanding was 42,496,132 for the three month period ended May 31, 2013.

Liquidity and Capital Resources

Working Capital

	May 31, 2013	February 28, 2013

Current Assets	$350,816	$106,050
Current Liabilities	$9,824	$9,387
Working Capital	$340,992	$96,663

Cash Flows

	May 31, 2013		May 31, 2012

Cash Flows from (used in) Operating Activities	$(76,495)		$10
Cash Flows from (used in) Investing Activities	$(200,000)		Nil
Cash Flows from (used in) Financing Activities	$500,000	$	Nil
Net Increase (decrease) in Cash During Period	$223,505		$10

As at the three months ended May 31, 2013, our current assets were $350,816 and our current liabilities were $9,824 which resulted in working capital of $340,992. As at the three months ended May 31, 2013, current assets were comprised of $323,055 in cash compared to $99,550 in cash at February 28, 2013. At the three months ended May 31, 2013, current liabilities were comprised of $8,274 in advances from a director. Long term liabilities were comprised of $5,226 in asset retirement obligations and $411,259 in convertible notes payable, net.

Stockholders' equity increased 129,111 from $10,641 as of February 28, 2013 to $139,752 as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2013, net cash flows used in operating activities was $76,495 consisting of a net loss of $75,614 and was offset by an accretion expense of $167, expenses paid on behalf of the company by a related party of $Nil. Net cash flows provided by operating activities was $10 for the three month period ended May 31, 2012 consisting of a net loss of $6,930 which was offset by accretion expenses of $166, and expenses paid on behalf of the company by a related party of $6,774.

Net cash flows used in operating activities was $118,176 for the period from inception (November 12, 2010) to May 31, 2013 consisting of a net loss of $119,704 which was offset by accretion expenses of $1,162, and expenses paid on behalf of the company by a related party of $6,774.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments.  For the three months ended May 31, 2013, we generated $500,000 from financing activities.  For the three months ended May 31, 2012, we did not generate cash flows from financing activities. For the period from inception on November 12, 2010 through May 31, 2013, net cash provided by financing activities was $656,231 primarily due to the issuance of 33,250,000 common shares for cash of $33,250 pursuant to our company's S-1 offering and proceeds from convertible notes payable of $600,000.

Cash Flows from Investing Activities

For the three months ended May 31, 2013, we used $200,000 in investing activities.  For the three month ended May 31, 2013 we did not use any cash flows for investing activities.  For the period from inception on November 12, 2010 through May 31, 2013, net cash used in investing activities was $215,000.

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended February 28, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. As of May 31, 2013, our company had $323,055 in cash on hand.

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

•         Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013 2014 (no expenditures have occurred to date);

•         Drilling of a horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014 2014 (no expenditures have occurred to date); and

•         Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 2014 (no expenditures have occurred to date).

On June 6, 2013, we entered into a farmout agreement with Summit West Oil, LLC, related to additional property which is an extension of the first South Sun River lease block and is located to the east where the drillsite is located. Under the terms of the farmout agreement, we are required to carry out the following expenditures in order to earn ownership of the tracts we elect to retain:

•         Exercise the lease renewal option by December 20, 2013 with full payment of all leases;

•         Drilling of horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014 (no expenditures have occurred to date);

•         Drilling of a second horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 (no expenditures have occurred to date); and

•         Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2016 (no expenditures have occurred to date).

If we are unable to complete any phase of exploration because we do not have sufficient capital, we will cease operations until we raise more money. If we cannot or do not raise additional capital, we will cease retaining that acreage which was earned with drilling or assignment of stock. If we cease operations, we do not have any additional plans at this time.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of May 31, 2013, our company has accumulated losses of $119,704 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended February 28, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.  Our company's fiscal year end is February 28.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Our company had $323,055 and $99,550 of cash and cash equivalents at May 31, 2013 and February 28, 2013, respectively.

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

Financial Instruments

The carrying value of our company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718).  To date, our company has not adopted a stock option plan and has not granted any stock options.

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

Basic and Diluted Net Loss per Share

Our company computes net loss per share in accordance with ASC 260,"Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At May 31, 2013 and 2012, no potentially dilutive shares were issued or outstanding.

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

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at May 31, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement of operations. Such limitations are tested quarterly. As of May 31, 2013 and February 28, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

Asset Retirement Obligations

Our company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mining Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.02	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.03	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.04	Certificate of Change (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
3.05	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013)
(10)	Material Contracts
10.1	Oil and Gas Lease Assignment dated February 15, 2012 between our company and Keta Oil and Gas Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)
10.2	Oil and Gas Lease dated January 15, 2012 between Harry Mark Milford and Keta Oil and Gas Inc. (incorporated by reference to our Registration Statement on Form S-1/A filed on June 28, 2012)
10.3	Subscription Agreement dated February 27, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013)
10.4	Farmout Agreement dated March 12, 2013 between our company and Summit West Oil, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)
10.5	Consulting Agreement dated March 1, 2013 between our company and Glen Landry (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)
10.6	Consulting Agreement dated March 1, 2013 between our company and Dallas Kerkenezov (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)
10.7*	Subscription Agreement dated April 5, 2013 between our company and Jackson Bennett LLC
10.8	Subscription Agreement dated April 25, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2013)
10.9*	Subscription Agreement dated May 15, 2013 between our company and Jackson Bennett LLC
10.10*	Subscription Agreement dated May 29, 2013 between our company and Jackson Bennett LLC
10.11*	Farmout Agreement dated June 6, 2013 between our company and Summit West Oil, LLC
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on June 7, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended February 28, 2013 furnished in XBRL).
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

NORSTRA ENERGY INC.

Date: July 22, 2013	/s/ Glen Landry
Glen Landry
President, Chief Executive Officer, Secretary, Treasurer
and Director
(Principal Executive Officer)

Date: July 22, 2013	/s/ Dallas Kerkenezov
Dallas Kerkenezov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)