Form 10-Q
period 2013-08-31
NORSTRA ENERGY INC
filed 2013-10-21
CIK 1548261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

Or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number 333-181042

NORSTRA ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1833279
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1048 West 11th, Spokane, WA	99204
(Address of principal executive offices)	(Zip Code)

(888) 474-8077
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  YES [  ]  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

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

38,250,000 common shares issued and outstanding as of October18, 2013.

NORSTRA ENERGY INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended August 31, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

NORSTRA ENERGY, INC.
(An Exploration Stage Company)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

From Inception on November 12, 2010 through August 31, 2013

Norstra Energy Inc.
(An Exploration Stage Company)
Condensed Balance Sheets

	August 31, 2013	February 28, 2013
	(Unaudited)
ASSETS

Current Assets
Cash	$210,100	$99,550
Deposits and prepaid expenses	20,640	6,500
Total Current Assets	230,740	106,050

Other Assets
Oil and gas properties, unproved (full cost method)	242,143	19,064
Total Other Assets	242,143	19,064

TOTAL ASSETS	$472,883	$125,114

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$56,712	$1,113
Due to shareholder	8,274	8,274
Total Current Liabilities	64,986	9,387

Long Term Liabilities
Asset retirement obligations	5,393	5,059
Convertible notes payable, net	436,024	100,000
Accrued interest – notes payable	20,603	27
Total Long Term Liabilities	462,020	105,086

TOTAL LIABILITIES	527,006	114,473

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 50,000,000 preferred shares authorized, 1,000,000 and nil shares issued and outstanding, respectively	1,000	-
Common Stock, par value $0.001, 150,000,000 shares authorized, 38,250,000 and 73,763,100 shares issued and outstanding, respectively	38,250	73,763
Additional paid-in capital	220,206	(19,032)
Deficit accumulated during the exploration stage	(313,579)	(44,090)
Total Stockholders’ Equity (Deficit)	(54,123)	10,641

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$472,883	$125,114

The accompanying notes are an integral part of these condensed financial statements.

Norstra Energy Inc.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,		Cumulative From Inception (November 12, 2010) to August 31,
	2013	2012	2013	2012	2013

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	93,124	10,242	145,912	11,757	175,118
Accretion expense	167	168	334	333	1,328
Professional fees	59,034	1,250	71,918	6,500	85,781
Total Operating Expenses	152,325	11,660	218,164	18,590	262,227

OTHER EXPENSES
Interest expense	(41,549)	-	(51,325)	-	(51,352)

NET LOSS	$(193,874)	$(11,660)	$(269,489)	$(18,590)	$(313,579)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic Weighted Average Number of Common Shares Outstanding	38,250,000	50,765,817	40,373,066	45,611,749

The accompanying notes are an integral part of these condensed financial statements.

Norstra Energy Inc.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended August 31,		Cumulative From Inception (November 12, 2010) to August 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(269,489)	$(18,590)	$(313,579)
Adjustments to reconcile net income to cash generated by operating activities:
Expenses paid on the Company’s behalf by a related party	-	6,774	6,774
Accretion expense – oil and gas property	334	333	1,329
Share based compensation	10,000	-	10,000
Interest on beneficial conversion	30,749	-	30,749
Changes in operating assets and liabilities:
Deposits and prepaid expenses	(14,140)	-	(20,640)
Accounts payable and accrued liabilities	55,599	1,250	56,712
Accrued interest - notes payable	20,576	-	20,603
Net cash used in operating activities	(166,371)	(10,233)	(208,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas leases	(200,000)	-	(215,000)
Capitalized exploration and development costs	(23,079)	-	(23,079)
Net cash used in investing activities	(223,079)	-	(238,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related party	-	1,500	6,500
Proceeds from subscription receivable	-	5,000	5,000
Issuance of common stock for cash	-	29,250	44,731
Proceeds from convertible notes payable	500,000	-	600,000
Net cash provided by financing activities	500,000	35,750	656,231

Net increase in cash and cash equivalents	110,550	25,517	210,100

Cash and cash equivalents - beginning of period	99,550	177	-

Cash and cash equivalents - end of period	$210,100	$25,694	$210,100

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities
Stock issued in exchange for forgiveness of related party debt	$-	$-	$5,000
Stock subscription receivable	$-	-	5,000
Capitalized asset retirement obligation	$-	$-	$5,226
Cancellation of common stock	$35,513	$-	$35,513
Beneficial conversion features on convertible notes payable	$194,725	$-	$194,725

The accompanying notes are an integral part of these condensed financial statements.

Norstra Energy Inc.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
August 31, 2013
(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

NORSTRA ENERGY INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 12, 2010.  The Company is in the exploration stage as defined under Accounting Standards Codification (“ASC”) 915 and it intends to engage in the exploration and development of oil and gas properties.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 12, 2010 through August 31, 2013 the Company has accumulated losses of $313,579.

On March 30, 2012, the Company approved a 2:1 forward split of the Company’s stock. Following this split, the Company’s authorized capital increased to 150,000,000 common shares with a par value of $0.001 per share and the outstanding shares of the Company’s capital stock has since increased to 38,250,000. The effect of this forward split has been retroactively applied to the common stock balances and reflected in all common stock activity reflected in these financial statements since that time.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US Dollars.  The Company's fiscal year end is February 28.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $210,100 and $99,550 of cash and cash equivalents at August 31, 2013 and February 28, 2013, respectively.

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

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At August 31, 2013 and 2012, 6,511,837 and 0 potentially dilutive shares, respectively, were issued or outstanding.

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

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at August 31, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement of operations. Such limitations are tested quarterly. As of August 31, 2013 and February 28, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

The Company periodically assesses for impairment and no indication of impairment existed at August 31, 2013 and February 28, 2013.

The amount of capitalized costs for the Reno County, Kansas lease at August 31, 2013 and February 28, 2013 is $19,064.  The amount of capitalized costs for the South Sun River Bakken Prospect at August 31, 2013 and February 28, 2013 is $223,079 and nil, respectively.

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

NOTE 3. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at August 31, 2013, the Company had a loss from operations, for the six months ended of $269,489, an accumulated deficit of $313,579, and working capital of $165,754 and has earned no revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

There were 1,000,000 and nil preferred shares issued and outstanding at August 31, 2013 and February 28, 2013, respectively.

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

There were 38,250,000 and 73,763,100 common shares issued and outstanding at August 31, 2013 and February 28, 2013, respectively.

NOTE 5. DUE TO RELATED PARTY

On February 23, 2012, an officer and director loaned the Company $5,000.  On February 25, 2012 the company issued 10,000,000 shares of common stock in extinguishment of the shareholder liability at $0.001 per share.

During the year ended February 28, 2013, an officer and director of the Company paid operating expenses on behalf of the Company amounting to $6,774. The same officer and director also loaned the Company $1,500.  The resulting shareholder payable balance of $8,274 at August 31, 2013 and February 28, 2013 respectively is unsecured, due on demand and is non-interest bearing.

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

Effective April 5, 2013, the company entered into a secured promissory note in an aggregate principal amount of $50,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of April 5, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.30 per share.  The amount of the discount upon issuance of the note was 36,667 and the amount amortized during the six month period ended August 31, 2013 was $7,434.

Effective April 25, 2013, the company entered into a secured promissory note in an aggregate principal amount of $180,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of April 25, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.50 per share.  The amount of the discount upon issuance of the note was 46,800 and the amount amortized during the six month period ended August 31, 2013 was $8,206.

Effective May 15, 2013, the company entered into a secured promissory note in an aggregate principal amount of $100,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of May 15, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.55 per share.  The amount of the discount upon issuance of the note was 29,091 and the amount amortized during the six month period ended August 31, 2013 was $4,304.

Effective May 29, 2013, the company entered into a secured promissory note in an aggregate principal amount of $170,000 pursuant to the terms of a subscription.  The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of May 29, 2015.  The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.60 per share.  The amount of the discount upon issuance of the note was 82,167 and the amount amortized during the six month period ended August 31, 2013 was $10,805.

NOTE 7. OIL AND MINERAL LEASES

On February 1, 2011, the Company entered into an agreement with an unrelated third-party entity to purchase a 100% working interest and an 80% net revenue interest in an oil and mineral lease in Reno County, Kansas. As consideration for the purchase, the Company paid $15,000 in cash. The Company has not incurred any exploration or development costs in connection with this lease.

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

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company’s future net income, cash flows or liquidity. The Company has recorded $5,393 and $5,059 for its estimated asset retirement obligations as of August 31, 2013 and February 28, 2013, respectively. The Company also recorded $167 and $667 of accretion expense related to its asset retirement obligations as of May 31, 2013 and February 28, 2013, respectively.

Changes to the asset retirement obligation were as follows:

	August 31, 2013	February 28, 2013

Balance, beginning of period	$5,059	$4,392
Liabilities incurred	--	--
Disposal	--	--
Accretion expense	334	667
Balance, end of year	$5,393	$5,059

NOTE 9. SUBSEQUENT EVENTS

Effective September 10, 2013, pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC dated July 30, 2013, we issued a secured promissory note (the “Note”) with an aggregate principal amount of $250,000. The Note bears interest at an annual rate of 10% which is to be paid together with principal in full on the maturity date of July 30, 2015.  At the option of Jackson Bennett, LLC the principal amount of the Note together with all accrued interest may be converted into shares of our common stock (the “Convertible Shares”) at the conversion rate of $0.50 per share.

Effective September 20, 2013, pursuant to agreements between Summit West Oil, LLC and Norstra Energy, Inc., Summit West and Norstra have agreed to the following:

1.	Summit West will release portions of the Milford Colony Oil and Gas Lease assigned to Summit West by Teton Resources.
2.	Summit West will exercise its option to extend those portions of the Milford Colony Oil and Gas Lease not released by Summit West.
3.	Norstra will negotiate new leases with Milford Colony for those lands released by Summit West.

In consideration of the above agreements between Summit West and Norstra, the parties have made the following undertakings and acknowledgments:

1.
The Farmout Agreements of March, 12, 2013 and May 6, 2013 between Summit West and Norstra shall be deemed to be satisfied. The  State of Montana Oil and Gas Leases currently owned by Summit West shall be retained by Summit West and not assigned to Norstra.

2.	Norstra will no longer be obligated to issue 10,000,000 shares to Summit West.
3.
Norstra will instead issue 300,000 restricted shares of Norstra Energy, Inc.common stock,on or before 10/1/13, to Fred Taylor, President, Summit West Oil LLC, in exchange for Summit retaining the State of Montana Oil and Gas Leases.  Additionally, Summit West will forfeit all royalty overrides on the Milford Colony leases.

4.	Summit will authorize a Change of Operator to Black Gold, LLC.

As at October 21, 2013 the Agreement has not closed and the 300,000 restricted common shares issuable to Mr. Fred Taylor have not been issued.

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

Corporate Overview

We are an exploration stage company, incorporated in the State of Nevada on November 12, 2010 under the name Norstra Inc., as a for-profit company. Our fiscal year end is February 28. Our office is located at 1048 West 11th Avenue, Spokane, Washington 99204. Our telephone number is 1-888-474-8077. Our website and further information about our company can be found at http://www.norstraenergy.com.

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

On February 1, 2011, we entered into an agreement with an unrelated third-party entity to purchase a 100% working interest and an 80% net revenue interest in an oil and mineral lease in Reno County, Kansas. As consideration for the purchase, our company paid $15,000 in cash. Our company has not incurred any exploration or development costs in connection with this lease.  We have had limited operations and have been issued a "going concern" opinion by our auditor, based upon our reliance on the sale of our common stock as the sole source of funds for our future operations.

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

On March 12, 2013, we entered into a farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana known as the South Sun River Bakken Prospect. Under the terms of the original farmout agreement, which was subsequently amended, we were required to carry out the following expenditures in order to earn a 100% interest in the property, subject to an underlying 20% burden to Summit West Oil, LLC and the State of Montana:

•	$60,000 by April 5, 2013 for the acquisition of seismic and other exploration data (requirement met);
•	$140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations; (requirement met);
•	Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013;
•	Drilling of a horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014; and
•	Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014.

The terms of the March 12, 2013 farmout agreement with Summit West were subsequently amended by the June 6, 2013 farmout agreement and Letter of Understanding and Agreement dated September 20, 2013 with Summit West.  The drilling obligations of the March 12, 2013 agreement are no longer applicable and the claims subject to that agreement have been returned to Summit West.   On June 6, 2013, we entered into a second farmout agreement with Summit West Oil, LLC, related to an additional property (known as the “Milford Colony Oil and Gas Lease” or the “Milford Property”) which is an extension of and located to the east of the first South Sun River lease block (which was the subject of the March 12, 2013farmout  agreeement).   This additional property is the primary focus of our operations.

Under the terms of the farmout agreement, we were required to carry out the following expenditures in order to earn a 100% interest in the property, subject to an underlying 20% royalty burden to Summit West, Teton Resources, and the Milford Hutterite Colony:

•	Exercise the lease renewal option by December 20, 2013 with full payment of all or some of the lease tracts;
•	Drilling of horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014;
•	Drilling of a second horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 (no expenditures have occurred to date);
•	Drilling of a third horizontal well at an estimated expenditure of $5,000,000 by June 30, 2016 (no expenditures have occurred to date).

Pursuant to the June 6, 2013 farmout agreement, our company also acquired the option to purchase the property outright and without drilling obligations for 10,000,000 shares of our common stock until December 31, 2013.

By September, 2013 we had incurred approximately $225,000 in work expense on the property toward the satisfaction of our drilling obligations.  By October, 2013 we had also paid approximately $170,000 in satisfaction of our lease renewal requirements by acquiring leases and lease extensions for 5 years on the Milford Property  totaling approximately 13,300 net acres.

Effective as at September 20, 2013 we entered into a Letter of Understanding and Agreement with Summit West Oil, LLC which modifies the terms of the above described farmout agreements dated March 12, and June 6, 2013.  Pursuant the September 20, 2013 agreement, Norstra and Summit West have agreed to the following terms:

•	Summit West will release portions of the Milford Colony Oil and Gas Lease assigned to Summit West by Teton Resources.
•	Summit West will exercise its option to extend those portions of the Milford Colony Oil and Gas Lease not released by Summit West.
•	Norstra will negotiate new leases with Milford Colony for those lands released by Summit West.

In consideration of the above agreements between Summit West and Norstra, the parties have made the following undertakings and acknowledgments:

•	The Farmout Agreements of March 12, 2013 and June 6, 2013 between Summit West and Norstra shall be deemed to be satisfied.
•	The State of Montana Oil and Gas Leases currently owned by Summit West shall be retained by Summit West and not assigned to Norstra.

•	Norstra will no longer be obligated to issue 10,000,000 shares to Summit West pursuant to the June 6, 2013 agreement.
•
Norstra will instead issue 300,000 restricted common shares on or before October 1, 2013 to Fred Taylor, President, Summit West Oil LLC, in exchange for Summit retaining the State of Montana Oil and Gas Leases.  Additionally, Summit West will forfeit all royalty overrides on the Milford Colony leases.

•	Summit will authorize a Change of Operator to Black Gold, LLC

Upon closing of our September 20, 2013 agreement with Summit West, we will hold 100% of the Milford Property without any obligations for approximately 5 years.  As at October 21, 2013 the Letter of Understanding Agreement has not closed and the 300,000 restricted common shares issuable to Mr. Fred Taylor have not been issued.  It is anticipated that a formal closing will be completed prior to November, 2013.  In order to secure Black Gold, LLC as operator of the Milford Property, we anticipate issuing 3,000,000 common shares to Black Gold upon finalization of an operating agreement.

Effective September 10, 2013, we entered into a secured promissory note in an aggregate principal amount of $250,000 pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC. The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of July 30, 2015. The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at a conversion price of $0.50 per share.

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

We have generated no revenues and have incurred a net loss of $313,579 since inception through August 31, 2013.

Three and Six Month Periods Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012 and the Period From Inception (November 12, 2010) to August 31, 2012.

	Three Months Ended August 31,			Six Months Ended August 31,
	2013	2012		2013	2012

General and administrative expenses	$93,124		$10,242	$145,912		$11,757
Accretion expense	$167		$168	$334		$333
Professional fees	$59,034		$1,250	$71,918		$6,500
Interest expense	$41,549	$	Nil	$51,325	$	Nil
Net Loss	$(193,874		$(11,660	$(269,489		$(18,590

Our net loss for the three months ended August 31, 2013 was approximately $193,874 compared to a net loss of $11,660 during the three months ended August 31, 2012.  Our net loss for the six months ended August 31, 2013 was approximately $269,489 compared to a net loss of $18,590 during the six months ended August 31, 2012. During the three and six month periods ended August 31, 2013 and 2012, we did not generate any revenue.  Net loss during the period from inception (November 12, 2010) to August 31, 2013 was $313,579.

During the three months ended August 31, 2013, we incurred general and administrative, accretion expense and professional expenses of approximately $152,325 compared to general and administrative and accretion expense of $11,660 during the three months ended August 31, 2012. During the six months ended August 31, 2013, we incurred general and administrative, accretion expense and professional expenses of approximately $218,164 compared to general and administrative and accretion expense of $18,590 during the six months ended August 31, 2012. General and administrative expenses and professional fees incurred during the three and six month periods ended August 31, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (November 12, 2010) to August 31, 2013, we incurred general and administrative, accretion expense and professional expenses of approximately $262,227.

Our net loss per common share during the three months ended August 31, 2013 and 2012 was $0.01 and $0.00, respectively.  The weighted average number of shares outstanding was 38,250,000 for the three month period ended August 31, 2013.  Our net loss per common share during the six months ended August 31, 2013 and 2012 was $0.01 and $0.00, respectively.  The weighted average number of shares outstanding was 40,373,066 for the six month period ended August 31, 2013.

Liquidity and Capital Resources

Working Capital

	August 31, 2013	February 28, 2013

Current Assets	$230,740	$106,050
Current Liabilities	$64,986	$9,387
Working Capital	$165,754	$96,663

Cash Flows

	August 31, 2013	August 31, 2012

Cash Flows from (used in) Operating Activities	$(166,371)	$(10,233)
Cash Flows from (used in) Investing Activities	$(223,079)	$Nil
Cash Flows from (used in) Financing Activities	$500,000	$35,750
Net Increase (decrease) in Cash During Period	$110,550	$25,517

As at the six months ended August 31, 2013, our current assets were $230,740 and our current liabilities were $64,986 which resulted in working capital of $165,754. As at the six months ended August 31, 2013, current assets were comprised of $210,100 in cash compared to $99,550 in cash at February 28, 2013. At the six months ended August 31, 2013, current liabilities were comprised of $8,274 in advances from a directors and $1,113 in general accounts payable. Long term liabilities were comprised of $5,393 in asset retirement obligations, $436,024 in convertible notes payable, net and $20,603 in accrued interest.

Stockholders' equity /decreased $64,764 from $10,641 as of February 28, 2013 to a deficit $54,123 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2013, net cash flows used in operating activities was $166,371 consisting of a net loss of $269,489 and was offset by an accretion expense of $334, share-based compensation of $10,000, interest on beneficial conversion of $30,749, accounts payable of $55,599 and accrued interest-notes payable of $20,576.  For the six month period ended August 31, 2012, net cash flows used in operating activities was $10,233 consisting of a net loss of $18,590 and was offset by expenses paid on behalf of the company by a related party of $6,774, an accretion expense of $333 and accounts payable of $1,250.

Net cash flows used in operating activities was $208,052 for the period from inception (November 12, 2010) to August 31, 2013 consisting of a net loss of $313,579 which was offset by expenses paid on behalf of the company by a related party of $6,774, an accretion expenses of $1,329, share based compensation of $10,000, interest on beneficial conversion of $30,749, accounts payable of $56,712 and accrued interest-notes payable of $20,603.

Cash Flows used in Investing Activities

For the six months ended August 31, 2013, we used $223,079 in investing activities.  For the six month ended August 31, 2012 we did not use any cash flows for investing activities.  For the period from inception on November 12, 2010 through August 31, 2013, net cash used in investing activities was $238,079.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the six months ended August 31, 2013, we generated $500,000 from financing activities.  For the six months ended August 31, 2012, we generated $35,750 from financing activities. For the period from inception on November 12, 2010 through August 31, 2013, net cash provided by financing activities was $656,231primarily due to the issuance of 33,250,000 common shares for cash of $33,250 pursuant to our company's S-1 offering and proceeds from convertible notes payable of $600,000.

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended February 28, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. As of August 31, 2013, our company had $210,100 in cash on hand.

On March 12, 2013, we entered into a farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana known as the South Sun River Bakken Prospect. Under the terms of the original farmout agreement, which was subsequently amended, we were required to carry out the following expenditures in order to earn a 100% interest in the property, subject to an underlying 20% burden to Summit West Oil, LLC and the State of Montana:

•	$60,000 by April 5, 2013 for the acquisition of seismic and other exploration data (requirement met);
•	$140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations; (requirement met);
•	Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2013 ;
•	Drilling of a horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014; and
•	Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014.

The terms of the March 12, 2013 farmout agreement with Summit West were subsequently amended by the June 6, 2013 farmout agreement and Letter of Understanding and Agreement dated September 20, 2013 with Summit West.  The drilling obligations of the March 12, 2013 agreement are no longer applicable and the claims subject to that agreement have been returned to Summit West.   On June 6, 2013, we entered into a second farmout agreement with Summit West Oil, LLC, related to an additional property (known as the “Milford Colony Oil and Gas Lease” or the “Milford Property”) which is an extension of and located to the east of the first South Sun River lease block (which was the subject of the March 12, 2013farmout  agreeement).   This additional property is the primary focus of our operations.

Under the terms of the farmout agreement, we were required to carry out the following expenditures in order to earn a 100% interest in the property, subject to an underlying 20% royalty burden to Summit West, Teton Resources, and the Milford Hutterite Colony:

•	Exercise the lease renewal option by December 20, 2013 with full payment of all or some of the lease tracts;
•	Drilling of horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014;
•	Drilling of a second horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014 (no expenditures have occurred to date);
•	Drilling of a third horizontal well at an estimated expenditure of $5,000,000 by June 30, 2016 (no expenditures have occurred to date).

Pursuant to the June 6, 2013 farmout agreement, our company also acquired the option to purchase the property outright and without drilling obligations for 10,000,000 shares of our common stock until December 31, 2013.

By September, 2013 we had incurred approximately $225,000 in work expense on the property toward the satisfaction of our drilling obligations.  By October, 2013 we had also paid approximately $170,000 in satisfaction of our lease renewal requirements by acquiring leases and lease extensions for 5 years on the Milford Property  totaling approximately 13,300 net acres.

Effective as at September 20, 2013 we entered into a Letter of Understanding and Agreement with Summit West Oil, LLC which modifies the terms of the above described farmout agreements dated March 12, and June 6, 2013.  Pursuant the September 20, 2013 agreement, Norstra and Summit West have agreed to the following terms:

•	Summit West will release portions of the Milford Colony Oil and Gas Lease assigned to Summit West by Teton Resources.
•	Summit West will exercise its option to extend those portions of the Milford Colony Oil and Gas Lease not released by Summit West.
•	Norstra will negotiate new leases with Milford Colony for those lands released by Summit West.

In consideration of the above agreements between Summit West and Norstra, the parties have made the following undertakings and acknowledgments:

•	The Farmout Agreements of March 12, 2013 and June 6, 2013 between Summit West and Norstra shall be deemed to be satisfied.
•	The State of Montana Oil and Gas Leases (which are the subject of the March 12, 2013 farmout agreement) currently owned by Summit West shall be retained by Summit West and not assigned to Norstra.
•	Norstra will no longer be obligated to issue 10,000,000 shares to Summit West pursuant to the June 6, 2013 agreement.
•
Norstra will instead issue 300,000 restricted common shares on or before October 1, 2013 to Fred Taylor, President, Summit West Oil LLC, in exchange for Summit retaining the State of Montana Oil and Gas Leases.  Additionally, Summit West will forfeit all royalty overrides on the Milford Colony leases.

•	Summit will authorize a Change of Operator to Black Gold, LLC

As at October 21, 2013 the Letter of Understanding Agreement has not closed and the 300,000 restricted common shares issuable to Mr. Fred Taylor have not been issued.  It is anticipated that a formal closing will be completed prior to November, 2013.  In order to secure Black Gold, LLC as operator of the Milford Property, we anticipate issuing 3,000,000 common shares to Black Gold upon finalization of an operating agreement.

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

Purchase of Significant Equipment

We do not currently intend to purchase any significant equipment during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of August 31, 2013, our company has accumulated losses of $313,579 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Our company had $210,100 and $99,550 of cash and cash equivalents at August 31, 2013 and February 28, 2013, respectively.

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

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At August 31, 2013 and 2012, 6,511,837 and 0 potentially dilutive shares were issued or outstanding.

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

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at August 31, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense (“DD&A”) in the accompanying statement of operations. Such limitations are tested quarterly. As of August 31, 2013 and February 28, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

The Company periodically assesses for impairment and no indication of impairment existed at August 31, 2013 and February 28, 2013.

The amount of capitalized costs for the Reno County, Kansas lease at August 31, 2013 and February 28, 2013 is $19,064.  The amount of capitalized costs for the South Sun River Bakken Prospect at August 31, 2013 and February 28, 2013 is $223,079 and nil, respectively.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

(3)	Articles of Incorporation and Bylaws

3.01	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)

3.02	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)

3.03	Certificate of Amendment (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)

3.04	Certificate of Change (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)

3.05	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013)

(10)	Material Contracts

10.1	Oil and Gas Lease Assignment dated February 15, 2012 between our company and Keta Oil and Gas Inc. (incorporated by reference to our Registration Statement on Form S-1 filed on April 30, 2012)

Exhibit Number	Description of Exhibit

10.2	Oil and Gas Lease dated January 15, 2012 between Harry Mark Milford and Keta Oil and Gas Inc. (incorporated by reference to our Registration Statement on Form S-1/A filed on June 28, 2012)

10.3	Subscription Agreement dated February 27, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2013)

10.4	Farmout Agreement dated March 12, 2013 between our company and Summit West Oil, LLC (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)

10.5	Consulting Agreement dated March 1, 2013 between our company and Glen Landry (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)

10.6	Consulting Agreement dated March 1, 2013 between our company and Dallas Kerkenezov (incorporated by reference to our Current Report on Form 8-K filed on March 18, 2013)

10.7	Subscription Agreement dated April 5, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2013)

10.8	Subscription Agreement dated April 25, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2013)

10.9	Subscription Agreement dated May 15, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2013)

10.10	Subscription Agreement dated May 29, 2013 between our company and Jackson Bennett LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2013)

10.11	Farmout Agreement dated June 6, 2013 between our company and Summit West Oil, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on July 22, 2013)

10.12	Subscription Agreement dated July 30, 2013 between our company and Jackson Bennett, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 4, 2013)

10.13	Letter of Understanding and Agreement with Summit West Oil, LLC dated September 20, 20123*

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on June 7, 2013)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101	Interactive Data File

101**	Interactive Data File (Form 10-K for the year ended February 28, 2013 furnished in XBRL).
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

NORSTRA ENERGY INC.

Date: October 21, 2013	/s/ Glen Landry
Glen Landry
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer)

Date: October 21, 2013	/s/ Dallas Kerkenezov
Dallas Kerkenezov
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)