Form 10-Q
period 2013-11-30
NORSTRA ENERGY INC
filed 2014-01-21
CIK 1548261

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-181042


                              NORSTRA ENERGY, INC.
                       (Name of registrant in its charter)

            Nevada                                              27-1833279
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification Number)

     1048 West 11th, Spokane, WA,                                  99204
(Address of principal executive offices)                         (Zip Code)

                                 (888) 474-8077
              (Registrant's telephone number, including area code)

                       414 Manor Road, Laredo, Texas 78041
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ]NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,250,000 common shares issued and outstanding as of January 15, 2014.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         24

Item 4.   Controls and Procedures                                            24

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 3    Defaults Upon Senior Securities                                    25

Item 4.   Mine Safety Disclosures                                            25

Item 5.   Other Information                                                  25

Item 6.   Exhibits                                                           26

SIGNATURES                                                                   28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three and nine month periods ended November 30, 2013 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

                               Norstra Energy Inc.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets

                                                                               November 30,          February 28,
                                                                                   2013                 2013
                                                                                ----------           ----------
                                                                                (Unaudited)
ASSETS

Current Assets
  Cash                                                                          $  127,562           $   99,550
  Deposits and prepaid expenses                                                     44,638                6,500
                                                                                ----------           ----------
      Total Current Assets                                                         172,200              106,050
                                                                                ----------           ----------

Other Assets
  Oil and gas properties, unproved (full cost method)                              584,575               19,064
                                                                                ----------           ----------
     Total Other Assets                                                            584,575               19,064
                                                                                ----------           ----------

TOTAL ASSETS                                                                    $  756,775           $  125,114
                                                                                ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUTIY (DEFICIT)

LIABILITIES

Current Liabilities
  Accounts payable and accrued liabilities                                      $   76,327           $    1,113
  Due to shareholder                                                                 8,274                8,274
                                                                                ----------           ----------
      Total Current Liabilities                                                     84,601                9,387
                                                                                ----------           ----------
Long Term Liabilities
  Asset retirement obligations                                                       5,560                5,059
  Convertible notes payable, net                                                   835,298              100,000
  Accrued interest - notes payable                                                  40,945                   27
                                                                                ----------           ----------
      Total Long Term Liabilities                                                  881,803              105,086
                                                                                ----------           ----------

TOTAL LIABILITIES                                                                  966,404              114,473
                                                                                ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $0.001, 50,000,000 preferred shares authorized,
   1,000,000 and nil shares issued and outstanding, respectively                     1,000                   --
  Common Stock, par value $0.001, 150,000,000 shares authorized, 38,250,000
   and 73,763,100 shares issued and outstanding, respectively                       38,250               73,763
  Additional paid-in capital                                                       220,206              (19,032)
  Deficit accumulated during the exploration stage                                (469,085)             (44,090)
                                                                                ----------           ----------
      Total Stockholders' Equity (Deficit)                                        (209,629)              10,641
                                                                                ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $  756,775           $  125,114
                                                                                ==========           ==========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                               Norstra Energy Inc.
                         (An Exploration Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                              Cumulative
                                                                                                           From Inception
                                                                                                         (November 12, 2010)
                                      Three Months Ended November 30,    Nine Months Ended November 30,          to
                                      ------------------------------     ------------------------------      November 30,
                                          2013              2012             2013              2012             2013
                                      ------------      ------------     ------------      ------------     ------------
REVENUES:                             $         --      $         --     $         --      $         --     $         --

OPERATING EXPENSES:
  General and administrative                29,884            15,071          175,795            26,828          205,000
  Accretion expense                            167               167              501               500            1,496
  Professional fees                         80,841             5,000          152,758            11,500          166,621
                                      ------------      ------------     ------------      ------------     ------------
      TOTAL OPERATING EXPENSES             110,892            20,238          329,054            38,828          373,117
                                      ------------      ------------     ------------      ------------     ------------
OTHER EXPENSES
  Interest expense                         (44,616)               --          (95,941)               --          (95,968)
                                      ------------      ------------     ------------      ------------     ------------

NET LOSS                              $   (155,508)     $    (20,238)    $   (424,995)     $    (38,828)    $   (469,085)
                                      ============      ============     ============      ============     ============

BASIC AND DILUTED LOSS PER
 COMMON SHARE                         $      (0.00)     $      (0.00)    $      (0.01)     $      (0.00)
                                      ============      ============     ============      ============
BASIC WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              38,250,000        73,741,122       39,670,524        54,945,827
                                      ============      ============     ============      ============


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                               Norstra Energy Inc.
                         (An Exploration Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                          Cumulative
                                                                                                       From Inception
                                                                                                     (November 12, 2010)
                                                                    Nine Months Ended November 30,           to
                                                                    ------------------------------       November 30,
                                                                        2013              2012              2013
                                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                           $   (424,995)     $    (38,828)     $   (469,085)
  Adjustments to reconcile net income to
   cash generated by operating activities:
    Expenses paid on the Company's behalf by a related party                  --             6,774             6,774
    Accretion expense - oil and gas property                                 501               500             1,496
    Share based compensation                                              10,000                --            10,000
    Interest on beneficial conversion                                     55,023                --            55,023
  Changes in operating assets and liabilities:
    Deposits and prepaid expenses                                        (38,138)               --           (44,638)
    Accounts payable and accrued liabilities                              75,214                --            76,327
    Accrued interest - notes payable                                      40,918                --            40,945
                                                                    ------------      ------------      ------------
      NET CASH USED IN OPERATING ACTIVITIES                             (281,477)          (31,554)         (323,158)
                                                                    ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas leases                                        (170,000)               --          (185,000)
  Capitalized exploration and development costs                         (395,511)               --          (395,511)
                                                                    ------------      ------------      ------------
      NET CASH USED IN INVESTING ACTIVITIES                             (565,511)               --          (580,511)
                                                                    ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to related party                                --             1,500             6,500
  Proceeds from subscription receivable                                       --             5,000             5,000
  Issuance of common stock for cash                                           --            33,250            44,731
  Proceeds from convertible notes payable                                875,000                --           975,000
                                                                    ------------      ------------      ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                          875,000            39,750         1,031,231
                                                                    ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 28,012             8,196           127,562

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           99,550               177                --
                                                                    ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                           $    127,562      $      8,373      $    127,562
                                                                    ============      ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                            $         --      $         --      $         --
                                                                    ============      ============      ============
  Cash paid for income taxes                                        $         --      $         --      $         --
                                                                    ============      ============      ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Stock issued in exchange for forgiveness of related party debt    $         --      $         --      $      5,000
                                                                    ============      ============      ============
  Stock subscription receivable                                     $         --                --             5,000
                                                                    ============      ============      ============
  Capitalized asset retirement obligation                           $         --      $         --      $      5,226
                                                                    ============      ============      ============
  Cancellation of common stock                                      $     35,513      $         --      $     35,513
                                                                    ============      ============      ============
  Beneficial conversion features on convertible notes payable       $    194,725      $         --      $    194,725
                                                                    ============      ============      ============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                               Norstra Energy Inc.
                         (An Exploration Stage Company)
                     Notes to Condensed Financial Statements
                                November 30, 2013
                                   (Unaudited)


NOTE 1. ORGANIZATION AND BUSINESS OPERATIONS

NORSTRA ENERGY INC. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on November 12, 2010. The Company is in the exploration stage as defined under Accounting Standards Codification ("ASC") 915 and it intends to engage in the exploration and development of oil and gas properties.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 12, 2010 through November 30, 2013 the Company has accumulated losses of $469,085.

On March 30, 2012, the Company approved a 2:1 forward split of the Company's stock. Following this split, the Company's authorized capital increased to 150,000,000 common shares with a par value of $0.001 per share and the outstanding shares of the Company's capital stock has since increased to 38,250,000. The effect of this forward split has been retroactively applied to the common stock balances and reflected in all common stock activity reflected in these financial statements since that time.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US Dollars. The Company's fiscal year end is February 28.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. The Company had $127,562 and $99,550 of cash and cash equivalents at November 30, 2013 and February 28, 2013, respectively.

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

FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At November 30, 2013 and 2012, 10,000,000 and 0 potentially dilutive shares, respectively, were issued or outstanding.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under ASC 410 "Asset Retirement and Environmental Obligations", are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at November 30, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Ceiling test: Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. The Company has adopted U.S. Securities and Exchange Commission ("SEC") Release 33-8995 and the amendments to ASC 932, "Extractive Industries -- Oil and Gas" (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense ("DD&A") in the accompanying statement of operations. Such limitations are tested quarterly. As of November 30, 2013 and February 28, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

The Company periodically assesses for impairment and no indication of impairment existed at November 30, 2013 and February 28, 2013.

The amount of capitalized costs for the Reno County, Kansas lease at November 30, 2013 and February 28, 2013 is $19,064. The amount of capitalized costs for the South Sun River Bakken Prospect at November 30, 2013 and February 28, 2013 is $565,511 and nil, respectively.

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

NOTE 3. GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at November 30, 2013, the Company had a loss from operations, for the nine months ended of $424,995, an accumulated deficit of $469,085, and working capital of $87,599 and has earned no revenues since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

There were 1,000,000 and nil preferred shares issued and outstanding at November 30, 2013 and February 28, 2013, respectively.

COMMON SHARES

In March 2012, the Company increased its authorized capital from 75,000,000 common shares to 150,000,000 common shares with a par value of $0.001 per share. The Company also authorized a stock split on a one (1) old for two (2) new basis retroactive to inception.

In February 2012, the Company issued 20,513,100 shares of common stock for cash proceeds of $10,257. During the same month, the Company also issued 10,000,000 shares of common stock for debt of $5,000 and 10,000,000 shares of common stock for stock subscriptions receivable of $5,000. In August 2012 the payment was received for the subscriptions receivable. In July and August of 2012, 31,250,000 shares were issued at a price of $0.001 for cash proceeds of $31,250. In September of 2012, 2,000,000 shares were issued at a price of $0.001 for cash proceeds of $2,000.

On March 12, 2013, the Company cancelled 35,513,100 common shares of a current officer and a former director of the Company.

There were 38,250,000 and 73,763,100 common shares issued and outstanding at November 30, 2013 and February 28, 2013, RESPECTIVELY.

NOTE 5. DUE TO RELATED PARTY

On February 23, 2012, an officer and director loaned the Company $5,000. On February 25, 2012 the company issued 10,000,000 shares of common stock in extinguishment of the shareholder liability at $0.001 per share.

During the year ended February 28, 2013, an officer and director of the Company paid operating expenses on behalf of the Company amounting to $6,774. The same officer and director also loaned the Company $1,500. The resulting shareholder payable balance of $8,274 at November 30, 2013 and February 28, 2013 respectively is unsecured, due on demand and is non-interest bearing.

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

Effective April 5, 2013, the company entered into a secured promissory note in an aggregate principal amount of $50,000 pursuant to the terms of a subscription. The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of April 5, 2015. The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.30 per share. The amount of the discount upon issuance of the note was 36,667 and the amount amortized during the nine month period ended November 30, 2013 was $3,274.

Effective April 25, 2013, the company entered into a secured promissory note in an aggregate principal amount of $180,000 pursuant to the terms of a subscription. The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of April 25, 2015. The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.50 per share. The amount of the discount upon issuance of the note was 46,800 and the amount amortized during the nine month period ended November 30, 2013 was $10,800.

Effective May 15, 2013, the company entered into a secured promissory note in an aggregate principal amount of $100,000 pursuant to the terms of a subscription. The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of May 15, 2015. The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.55 per share. The amount of the discount upon issuance of the note was 29,091 and the amount amortized during the nine month period ended November 30, 2013 was 5,452.

Effective May 29, 2013, the company entered into a secured promissory note in an aggregate principal amount of $170,000 pursuant to the terms of a subscription. The Note bears interest at an annual rate of 10%, which is to be paid with principal in full on the maturity date of May 29, 2015. The principal amount of the Note together with interest may be converted into shares of our common stock, at the option of the holder, at a conversion price of $0.60 per share. The amount of the discount upon issuance of the note was 82,167 and the amount amortized during the nine month period ended November 30, 2013 was $8,616.

Effective September 10, 2013, the company entered into a secured promissory note dated July 30, 2013 with an aggregate principal amount of $250,000 pursuant to the terms of a subscription agreement. The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of July

30, 2015. The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at the conversion price of $0.50 per share.

On December 10, 2013, pursuant to the terms of a subscription agreement between our company and Jackson Bennett, LLC dated December 6, 2014, we issued a secured promissory note (the "Note") with an aggregate principal amount of $150,000. The Note bears interest at an annual rate of 10% which is to be paid together with principal in full on the maturity date of December 6, 2015. At the option of Jackson Bennett, LLC the principal amount of the Note together with all accrued interest may be converted into shares of our common stock (the "Convertible Shares") at the conversion rate of $0.25 per share. As at November 30, 2013, the Company received $125,000 toward this note payable at which point the terms of the promissory note became effective. As a result, $125,000 has been recorded in Convertible Notes Payable of $835,298 on the balance sheet at November 30, 2013.

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

On March 12, 2013, we entered into a Farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana known as the South Sun River Bakken Prospect. Under the terms of the original farmout agreement, which was subsequently amended, we were required to carry out certain expenditures in order to earn a 100% interest in the property, subject to an underlying 20% burden to Summit and the State of Montana, the following of which requirements were met:

     * $60,000 by April 5, 2013 for the acquisition of seismic and other exploration data (requirement met);
     * $140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations (requirement met);

On June 6, 2013, we entered into a Farmout agreement with Summit West Oil, LLC, related to additional property which is an extension of and located to the west of the South Sun River where the drill site is located.

Under the terms of the Farmout agreement, we were required to carry out the following expenditures in order to earn a 100% interest in the property, subject to an underlying 20% royalty burden to Summit, Teton Resources, and the Milford Hutterite Colony:

     * Exercise the lease renewal option by December 20, 2013 with full payment of all or some of the lease tracts;
     * Drilling of horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014 Drilling of a second horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014
     * Drilling of an additional horizontal well at an estimated expenditure of $5,000,000 by June 30, 2016

Pursuant to the June 6, 2013 farmout agreement, our company also acquired the option to purchase the property outright and without drilling obligations for 10,000,000 shares of our common stock until December 31, 2013.

By November, 2013 we had incurred approximately $395,000 in work expense on the property toward the satisfaction of our drilling obligations. By October, 2013, we had also paid approximately $170,000 in satisfaction of our lease renewal requirements by acquiring leases and lease extensions for 5 years on the Milford Property totaling approximately 13,300 net acres.

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

In consideration of the above agreements between Summit West and Norstra, the parties have made the following undertakings and acknowledgments:

     1. The Farmout Agreements of March 12, 2013 and June 6, 2013 between Summit West and Norstra shall be deemed to be satisfied. The State of Montana Oil and Gas Leases currently owned by Summit West shall be retained by Summit West and not assigned to Norstra.
     2. Norstra will no longer be obligated to issue 10,000,000 shares to Summit West.
     3. Norstra will instead issue 300,000 restricted shares of Norstra Energy, Inc. common stock, on or before October 1, 2013, to Fred Taylor, President, Summit West Oil LLC, in exchange for Summit retaining the State of Montana Oil and Gas Leases. Additionally, Summit West will forfeit all royalty overrides on the Milford Colony leases.
     4.   Summit will authorize a Change of Operator to Black Gold, LLC.

Upon closing of our September 20, 2013 letter of understanding with Summit, we will hold 100% of the Milford Property without any obligations for approximately 5 years. As at November 30, 2013 the letter of understanding agreement has not closed and the 300,000 restricted common shares issuable to Mr. Fred Taylor have not been issued. It is anticipated that a formal closing will be completed prior to the year ending February 28, 2014. In order to secure Black Gold, LLC as operator of the Milford Property, we anticipate issuing 3,000,000 common shares to Black Gold upon finalization of an operating agreement.

NOTE 8. ENVIROMENTAL AND OTHER CONTINGENCIES

The Company's operations and earnings may be affected by various forms of governmental action in the United States. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; royalty and revenue sharing increases; import and export controls; price controls; currency controls; allocation of supplies of crude oil and petroleum products and other goods; expropriation of property; restrictions and preferences affecting the issuance of oil and gas or mineral leases; restrictions on drilling and/or production; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations and may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

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

The Company currently leases a property at which hazardous substances could have been or are being handled. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under the Company's control. Under existing laws the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. The Company is investigating the extent of any such liability and the availability of applicable defenses and believes costs related to these sites will not have a material adverse effect on the Company's net income, financial condition or liquidity in a future period.

The Company's liability for remedial obligations includes certain amounts that are based on anticipated regulatory approval for proposed remediation of former refinery waste sites. Although regulatory authorities may require more costly alternatives than the proposed processes, the cost of such potential alternative processes is not expected to be a material amount. Certain environmental expenditures are likely to be recovered by the Company from other sources, primarily environmental funds maintained by certain states. Since no assurance can be given that future recoveries from other sources will occur, the Company has not recorded a benefit for likely recoveries.

There is the possibility that environmental expenditures could be required at currently unidentified sites, and new or revised regulations could require additional expenditures at known sites. However, based on information currently available to the Company, the amount of future remediation costs incurred at known or currently unidentified sites is not expected to have a material adverse effect on the Company's future net income, cash flows or liquidity. The Company has recorded $5,560 and $5,059 for its estimated asset retirement obligations as of November 30, 2013 and February 28, 2013, respectively. The Company also recorded $167 and $667 of accretion expense related to its asset retirement obligations as of November 30, 2013 and February 28, 2013, respectively.

Changes to the asset retirement obligation were as follows:

                                  November 30, 2013         February 28, 2013
                                  -----------------         -----------------
Balance, beginning of period          $  5,059                 $  4,392
Liabilities incurred                        --                       --
Disposal                                    --                       --
Accretion expense                          501                      667
                                      --------                 --------
Balance, end of period                $  5,560                 $  5,059
                                      ========                 ========

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company's management has reviewed all material events and there are no material subsequent events to report.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Norstra Energy Inc., unless otherwise indicated.

CORPORATE OVERVIEW

We are a start-up exploration stage company, incorporated in the State of Nevada on November 12, 2010 under the name Norstra Inc., as a for-profit company. Our fiscal year end is February 28. Our office is located at 1048 West 11th, Spokane, WA, 99204. Our telephone number is 1-888-474-8077. Our website and further information about our company can be found at http://www.norstraenergy.com.

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

Effective February 27, 2013, the Nevada Secretary of State accepted for filing a Certificate of Amendment, wherein our company amended our Articles of Incorporation to create 50,000,000 shares of preferred stock, $0.001 par value for which our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock of our company. The creation of the preferred stock was approved on February 26, 2013 by written consent by our board of directors and the holders of 54.94% of our voting securities. Our company's authorized capital now consists of 150,000,000 shares of common stock and 50,000,000 shares of preferred stock, all with a par value of $0.001.

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

On February 15, 2012, our company and Keta Oil and Gas Inc. concluded the transaction in which our company paid $15,000 to acquire 100% working interest in the oil and gas leases, containing approximately 83 acres, located in Reno County, State of Kansas. The purchase price was made up of $10 for the lease assignment and $14,990 as a lease bonus payment.

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

On March 12, 2013, we entered into a farmout agreement with Summit West Oil, LLC for approximately 10,000 acres of oil and gas exploration property in northwest Montana known as the South Sun River Bakken Prospect. Under the terms of the original farmout agreement, which was subsequently amended, we were required to carry out certain expenditures in order to earn a 100% interest in the property, subject to an underlying 20% burden to Summit and the State of Montana, the following of which requirements were met:

     * $60,000 by April 5, 2013 for the acquisition of seismic and other exploration data (requirement met);
     * $140,000 by April 30, 2013 for the reinterpretation of the seismic data as well as delineation and surveying of potential drill locations; (requirement met);

On June 6, 2013, we entered into a second farmout agreement with Summit, related to an additional property (known as the "Milford Colony Oil and Gas Lease" or the "Milford Property") which is an extension of and located to the east of the first South Sun River lease block (which was the subject of the March 12, 2013 farmout agreement). This additional property is the primary focus of our operations.

Under the terms of the June 6, 2013 farmout agreement, we were required to carry out the following expenditures in order to earn a 100% interest in the property, subject to an underlying 20% royalty burden to Summit, Teton Resources, and the Milford Hutterite Colony.

     * Exercise the lease renewal option by December 20, 2013 with full payment of all or some of the lease tracts;
     * Drilling of horizontal well at an estimated expenditure of $5,000,000 by June 30, 2014;
     * Drilling of a second horizontal well at an estimated expenditure of $5,000,000 by December 31, 2014;
     * Drilling of a third horizontal well at an estimated expenditure of $5,000,000 by June 30, 2016.

Pursuant to the June 6, 2013 farmout agreement, our company also acquired the option to purchase the property outright and without drilling obligations for 10,000,000 shares of our common stock until December 31, 2013.

By November 30, 2013 we had incurred approximately $395,000 in work expense on the property toward the satisfaction of our drilling obligations. By October, 2013, we had also paid approximately $170,000 in satisfaction of our lease renewal requirements by acquiring leases and lease extensions for 5 years on the Milford Property totaling approximately 13,300 net acres.

Effective as at September 20, 2013, we entered into a letter of understanding and agreement with Summit which modifies the terms of the farmout agreements dated March 12, 2013 and June 6, 2013. Pursuant the September 20, 2013 agreement, Norstra and Summit have agreed to the following terms:

     * Summit will release portions of the Milford Colony Oil and Gas Lease assigned to Summit by Teton Resources.
     * Summit will exercise its option to extend those portions of the Milford Colony Oil and Gas Lease not released by Summit.
     * Our company will negotiate new leases with the Milford Hutterite Colony for those lands released by Summit.

In consideration of the above agreements between Summit and Norstra, the parties have made the following undertakings and acknowledgments:

     * The farmout agreements of March 12, 2013 and June 6, 2013 between Summit and our company are deemed to be satisfied.
     * The State of Montana Oil and Gas Leases currently owned by Summit shall be retained by Summit and not assigned to our company.
     * Our company will no longer be obligated to issue 10,000,000 shares to Summit pursuant to the June 6, 2013 agreement.
     * Our company will instead issue 300,000 restricted common shares on or before October 1, 2013 to Fred Taylor, president of Summit, in exchange for Summit retaining the State of Montana oil and gas leases. Additionally, Summit will forfeit all royalty overrides on the Milford Colony leases.
     *    Summit will authorize a Change of Operator to Black Gold, LLC

Upon closing of our September 20, 2013 letter of understanding with Summit, we will hold 100% of the Milford Property without any obligations for approximately 5 years. As at November 30, 2013 the letter of understanding agreement has not closed and the 300,000 restricted common shares issuable to Mr. Fred Taylor have not been issued. It is anticipated that a formal closing will be completed prior to the year ending February 28, 2014. In order to secure Black Gold, LLC as operator of the Milford Property, we anticipate issuing 3,000,000 common shares to Black Gold upon finalization of an operating agreement.

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

Effective September 10, 2013, we entered into a secured promissory note dated July 30, 2013 with an aggregate principal amount of $250,000 pursuant to the terms of a subscription agreement with Jackson Bennett, LLC. The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of July 30, 2015. The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at the conversion price of $0.50 per share.

Effective December 10, 2013, we entered into a secured promissory note dated December 6, 2013 with an aggregate principal amount of $150,000 pursuant to the terms of a subscription agreement with Jackson Bennett, LLC. The note bears interest at an annual rate of 10% which is to be paid with principal in full on the maturity date of December 6, 2015. The principal amount of the note together with interest may be converted into shares of our common stock at the option of the holder, at the conversion price of $0.25 per share. As of November 30, 2013 we received $125,000 toward this note payable.

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

We have generated no revenues and have incurred a net loss of $469,085 since inception through November 30, 2013.

THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2013 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND THE PERIOD FROM INCEPTION (NOVEMBER 12, 2010) TO NOVEMBER 30, 2013.

                                             Three Months Ended             Nine Months Ended
                                                November 30,                   November 30,
                                         -------------------------      -------------------------
                                            2013           2012            2013           2012
                                         ----------     ----------      ----------     ----------
General and administrative expenses      $   29,884     $   15,071      $  175,795     $   26,828
Accretion expense                        $      167     $      167      $      501     $      500
Professional fees                        $   80,841     $    5,000      $  152,758     $   11,500
Interest expense                         $   44,616     $      Nil      $   95,941     $      Nil
                                         ----------     ----------      ----------     ----------
NET LOSS                                 $ (155,508)    $  (20,238)     $ (424,995)    $  (38,828)
                                         ==========     ==========      ==========     ==========

Our net loss for the three months ended November 30, 2013 was approximately $155,508 compared to a net loss of $20,238 during the three months ended November 30, 2012. Our net loss for the nine months ended November 30, 2013 was approximately $424,995 compared to a net loss of $38,828 during the nine months ended November 30, 2012. During the three and nine month periods ended November 30, 2013 and 2012, we did not generate any revenue. Net loss during the period from inception (November 12, 2010) to November 30, 2013 was $469,085.

During the three months ended November 30, 2013, we incurred general and administrative, accretion expense and professional expenses of approximately $110,892 compared to general and administrative, accretion expense and professional fees of $20,238 during the three months ended November 30, 2012. During the nine months ended November 30, 2013, we incurred general and administrative, accretion expense and professional expenses of approximately $329,054 compared to general and administrative, accretion expense and professional fees of $38,828 during the nine months ended November 30, 2012. General and administrative expenses and professional fees incurred during the three and nine month periods ended November 30, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During the period from inception (November 12, 2010) to November 30, 2013, we incurred general and administrative, accretion expense and professional expenses of approximately $373,117.

Our net loss per common share during the three months ended November 30, 2013 and 2012 was $0.00 and $0.00, respectively. The weighted average number of shares outstanding was 38,250,000 for the three month period ended November 30, 2013. Our net loss per common share during the nine months ended November 30, 2013 and 2012 was $(0.01) and $0.00, respectively. The weighted average number of shares outstanding was 39,670,524 for the nine month period ended November 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                                 November 30,       February 28,
                                                    2013                2013
                                                 ----------          ----------
Current Assets                                   $  172,200          $  106,050
Current Liabilities                              $   84,601          $    9,387
                                                 ----------          ----------
Working Capital                                  $   87,599          $   96,663
                                                 ==========          ==========

CASH FLOWS

                                                 November 30,       February 28,
                                                    2013                2013
                                                 ----------          ----------
Cash Flows from (used in) Operating Activities   $ (281,477          $  (31,554)
Cash Flows from (used in) Investing Activities   $ (565,511)         $       --
Cash Flows from (used in) Financing Activities   $  875,000          $   39,750
                                                 ----------          ----------
Net Increase (decrease) in Cash During Period    $   28,012          $    8,196
                                                 ==========          ==========

As at the nine months ended November 30, 2013, our current assets were $172,200 and our current liabilities were $84,601 which resulted in working capital of $87,599. As at the nine months ended November 30, 2013, current assets were comprised of $127,562 in cash compared to $99,550 in cash at February 28, 2013. At the nine months ended November 30, 2013, current liabilities were comprised of $8,274 in advances from a directors and $76,327 in general accounts payable and accrued liabilities. Long term liabilities were comprised of $5,560 in asset retirement obligations, $835,298 in convertible notes payable, net and $40,945 in accrued interest, notes payable.

Stockholders' equity decreased $220,270 from $10,641 as of February 28, 2013 to a deficit $209,629 as of November 30, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2013, net cash flows used in operating activities was $281,477 consisting of a net loss of $424,995 and was offset by an accretion expense of $501, share-based compensation of $10,000, interest on beneficial conversion of $55,023, accounts payable of $75,214 and accrued interest-notes payable of $40,918. For the nine month period ended November 30, 2012, net cash flows used in operating activities was $31,554 consisting of a net loss of $20,238 and was offset by expenses paid on behalf of the company by a related party of $6,774 and an accretion expense of $500.

Net cash flows used in operating activities was $323,158 for the period from inception (November 12, 2010) to November 30, 2013 consisting of a net loss of $469,085 which was offset by expenses paid on behalf of the company by a related party of $6,774, an accretion expenses of $1,496, share based compensation of $10,000, interest on beneficial conversion of $55,023, accounts payable of $76,327 and accrued interest-notes payable of $40,945.

CASH FLOWS USED IN INVESTING ACTIVITIES

For the nine months ended November 30, 2013, we used $565,511 in investing activities. For the nine month ended November 30, 2012 we use any cash flows for investing activities. For the period from inception (November 12, 2010) through November 30, 2013, net cash used in investing activities was $580,511.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from directors or the issuance of equity and debt instruments. For the nine months ended November 30, 2013, we generated $875,000 from financing activities. For the nine months ended November 30, 2012, we generated $39,750 from financing activities. For the period from inception (November 12, 2010) through November 30, 2013, net cash provided by financing activities was $1,031,231primarily due to the issuance of 33,250,000 common shares for cash of $33,250 pursuant to our company's S-1 offering and proceeds from convertible notes payable of $975,000.

PLAN OF OPERATION

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended February 28, 2013. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. As of November 30, 2013, our company had $127,562 in cash on hand.

Our current plan of operation is to fulfill our obligations pursuant to the terms of letter of understanding with Summit dated September 20, 2013.

Upon closing of our September 20, 2013 letter of understanding with Summit, we will hold 100% of the Milford Property without any obligations for approximately 5 years. As at November 30, 2013 the letter of understanding agreement has not closed and the 300,000 restricted common shares issuable to Mr. Fred Taylor have not been issued. It is anticipated that a formal closing will be completed prior to the year ending February 28, 2014. In order to secure Black Gold, LLC as operator of the Milford Property, we anticipate issuing 3,000,000 common shares to Black Gold upon finalization of an operating agreement.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a start-up exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We have sought equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering and financings will allow us to operate for one year.

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

GOING CONCERN

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As of November 30, 2013, our company has accumulated losses of $469,085 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months.

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. Our company had $127,562 and $99,550 of cash and cash equivalents at November 30, 2013 and February 28, 2013, respectively.

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

FINANCIAL INSTRUMENTS

The carrying value of our company's financial instruments approximates their fair value because of the short maturity of these instruments.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718. To date, our company has not adopted a stock option plan and has not granted any stock options.

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

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. At November 30, 2013 and 2012, 6,511,837 and 0 potentially dilutive shares, respectively, were issued or outstanding.

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

Capitalized costs associated with impaired properties and capitalized costs related to properties having proved reserves, plus the estimated future development costs, and asset retirement costs under ASC 410 "Asset Retirement and Environmental Obligations", are amortized using the unit-of-production method based on proved reserves. Capitalized costs of oil and natural gas properties, net of accumulated amortization and deferred income taxes, are limited to the total of estimated future net cash flows from proved oil and natural gas reserves, discounted at ten percent, plus the cost of unevaluated properties.

There are many factors, including global events that may influence the production, processing, marketing and price of oil and natural gas. A reduction in the valuation of oil and natural gas properties resulting from declining prices or production could adversely impact depletion rates and capitalized cost limitations. Capitalized costs associated with properties that have not been evaluated through drilling or seismic analysis, including exploration wells in progress at November 30, 2013, are excluded from the unit-of-production amortization. Exclusions are adjusted annually based on drilling results and interpretative analysis.

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

Ceiling test: Under the full-cost method of accounting, the net book value of oil and gas properties, less related deferred income taxes, may not exceed a calculated "ceiling." The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, discounted at 10 percent per annum and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Our company has adopted U.S. Securities and Exchange Commission ("SEC") Release 33-8995 and the amendments to ASC 932, "Extractive Industries -- Oil and Gas" (the Modernization Rules). Under the Modernization Rules, estimated future net cash flows are calculated using end-of-period costs and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional depletion, depreciation and amortization expense ("DD&A") in the accompanying statement of operations. Such limitations are tested quarterly. As of November 30, 2013 and February 28, 2013, capitalized costs did not exceed the ceiling limitation, and no write-down was indicated.

Our company periodically assesses for impairment and no indication of impairment existed at November 30, 2013 and February 28, 2013.

The amount of capitalized costs for the Reno County, Kansas lease at November 30, 2013 and February 28, 2013 is $19,064. The amount of capitalized costs for the South Sun River Bakken Prospect at November 30, 2013 and February 28, 2013 is $565,510 and nil, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibit
Number                        Description of Exhibit
------                        ----------------------
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

Exhibit
Number                        Description of Exhibit
------                        ----------------------
10.12 Subscription Agreement dated July 30, 2013 between our company and Jackson Bennett, LLC (incorporated by reference to our Current Report on Form 8-K filed on October 4, 2013)

10.13 Letter of Understanding and Agreement with Summit West Oil, LLC dated September 20, 2013 (incorporated by reference to our Quarterly Report on Form 10-Q filed on October 21, 2013)

10.14 Subscription Agreement dated December 6, 2013 between our company and Jackson Bennett, LLC (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2013)

(14)     CODE OF ETHICS

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

32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101      INTERACTIVE DATA FILE

101** Interactive Data File (Form 10-K for the year ended February 28, 2013 furnished in XBRL).

101.INS  XBRL Instance Document
101.SCH  XBRL Taxonomy Extension Schema Document
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document
101.LAB  XBRL Taxonomy Extension Label Linkbase Document
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

----------
*    Filed herewith.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORSTRA ENERGY INC.


Date: January 21, 2014            /s/ Glen Landry
                                  ----------------------------------------------
                                  Glen Landry
                                  President, Chief Executive Officer, Secretary,
                                  Treasurer and Director
                                  (Principal Executive Officer)


Date: January 21, 2014            /s/ Dallas Kerkenezov
                                  ----------------------------------------------
                                  Dallas Kerkenezov
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)